Form 10-Q
period 2012-06-30
AAA Energy Opportunities Fund LLC
filed 2012-08-14
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File Number 000-54670

AAA ENERGY OPPORTUNITIES FUND LLC

(Exact name of registrant as specified in its charter)

Delaware	38-3849454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o UBS Alternatives LLC

1285 Avenue of the Americas, 13th Floor

New York, New York 10019

(Address of principal executive offices) (Zip Code)

(212) 713-3234

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

As of July 31, 2012, 254,572.037 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2012 (unaudited) and December 31, 2011	3

	Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2012 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 - 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21 - 23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 - 25

Item 4.	Controls and Procedures	26

PART II — Other Information		27 - 30

Exhibits
Exhibit 31.1 — Certification

Exhibit 31.2 — Certification

Exhibit 32.1 — Certification

Exhibit 32.2 — Certification

Exhibit 101.INS — XBRL Instance Document

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $232,932,501 and $83,362,248, respectively)	$224,539,708	$85,255,518
Cash	17,963,524	35,187,553
Receivable from Sydling AAA Master Fund LLC	1,113,493	284,945
Total Assets	$243,616,725	$120,728,016

LIABILITIES

Subscriptions received in advance	$17,889,895	$35,187,553
Redemptions payable	594,057	—
Accrued expenses:
Advisory fees	376,006	142,364
Administrative fees	94,002	35,591
Professional fees and other expenses	143,410	106,990
Organizational costs	232,014	356,282
Total Liabilities	19,329,384	35,828,780

MEMBERS’ CAPITAL

Sydling (25.000 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively)	23,749	25,278
Special Member (0 and 314.323 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively)	—	317,818
Non-Managing Members (236,073.513 and 83,626.142 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively)	224,263,592	84,556,140

Total Members’ Capital	224,287,341	84,899,236
Total Liabilities and Members’ Capital	$243,616,725	$120,728,016
Members’ Capital per Redeemable Unit (based on 236,098.513 and 83,965.465 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively)	$949.97	$1,011.12

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$23,565	$36,369

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	2,003,488	3,464,547
Advisory fees	1,040,319	1,773,301
Administrative fees	260,080	443,326
Professional fees and other expenses	103,750	207,498
Total Expenses	3,407,637	5,888,672

NET INVESTMENT INCOME/(LOSS)	(3,384,072)	(5,852,303)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	7,178,036	5,962,049
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	(13,565,386)	(12,864,528)
Total Trading Results	(6,387,350)	(6,902,479)

Net income/(loss) before incentive allocation to Special Member	(9,771,422)	(12,754,782)

Reversal of incentive allocation to Special Member	—	317,818

Net income/(loss) after incentive allocation to Special Member	(9,771,422)	(12,436,964)

Subscriptions — Non-managing Members	64,945,017	154,578,720
Redemptions — Non-managing Members	(1,930,470)	(2,435,833)
Reversal of incentive allocation to Special Member	—	(317,818)

Net increase/(decrease) in Members’ Capital	53,243,125	139,388,105

Members’ Capital, beginning of period	$171,044,216	$84,899,236

Members’ Capital, end of period	$224,287,341	$224,287,341

Net income/(loss) per Redeemable Unit	$(46.00)	$(61.15)

Weighted average Redeemable Units outstanding	208,989.401	161,005.625

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold in the Fund.

The Fund is member-managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s commodity pool operator and trading manager.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

BNY Mellon Investment Servicing (US) Inc. has been appointed as administrator of the Fund.

AAA Capital Management Advisors, Ltd. (the “Advisor”) has been selected as the trading advisor to the Fund and Sydling AAA Master Fund LLC (the “Master Fund”).  In addition, the Advisor is also a special Member of the Fund (in such capacity, the “Special Member”). The Fund invests substantially all of its assets in the Master Fund, also a Delaware limited liability company, that has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

Sydling and each Member share in the profits and losses of the Fund, after the allocation to the Special Member, if any, in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of its capital contribution and profits, if any, net of distributions.

The accompanying financial statements and accompanying notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (the “SEC”).

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2012 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2012	December 31, 2011

ASSETS

Cash (including restricted cash of $4,820,398 and $2,863,553, respectively)	$201,852,025	$68,977,927
Options purchased, at fair value (premiums paid $79,026,114 and $26,351,391, respectively)	61,511,416	24,802,824
Net unrealized appreciation on open futures contracts	—	1,097,415
Interest receivable	6,933	442
Total Assets	$263,370,374	$94,878,608

LIABILITIES AND MEMBER’S CAPITAL

Options written, at fair value (premiums received $43,549,506 and $11,231,844, respectively)	$31,021,835	$8,895,546
Net unrealized depreciation on open futures contracts	5,992,355	—
Redemptions payable	1,113,493	284,945
Accrued expenses:
Brokerage commissions	660,080	250,254
Professional fees and other expenses	42,903	73,548
Organizational costs	—	118,797
Total Liabilities	38,830,666	9,623,090

MEMBER’S CAPITAL

Non-Managing Members	224,539,708	85,255,518
Total Member’s Capital	224,539,708	85,255,518
Total Liabilities and Member’s Capital	$263,370,374	$94,878,608

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
8,904	ENERGY
	Call
4,251	Other	$20,861,775	9.29%
	Total Call Options Purchased	20,861,775	9.29%
	Put
4,653	Other	40,629,572	18.09%
	Total Put Options Purchased	40,629,572	18.09%

	Total Energy Options Purchased	61,491,347	27.38%

19	GRAINS	20,069	0.01%
	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $79,026,114)	61,511,416	27.39%

	FUTURES OPTIONS WRITTEN
(8,693)	ENERGY
	Call
(5,331)	Other	(13,843,443)	(6.17)%
	Total Call Options Purchased	(13,843,443)	(6.17)%
	Put
(3,362)	Other	(17,105,479)	(7.62)%
	Total Put Options Purchased	(17,105,479)	(7.62)%

	Total Energy Options Purchased	(30,948,922)	(13.79)%

(19)	GRAINS	(72,913)	(0.03)%
	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $43,549,506)	(31,021,835)	(13.82)%

	FUTURES CONTRACTS OWNED
3,946	ENERGY	1,929,492	0.86%

19	GRAINS	113,763	0.05%

	TOTAL FUTURES CONTRACTS OWNED	2,043,255	0.91%

	FUTURES CONTRACTS SOLD
(2,872)	ENERGY	(8,035,610)	(3.58)%
	TOTAL FUTURES CONTRACTS SOLD	(8,035,610)	(3.58)%

	TOTAL FUTURES CONTRACTS	(5,992,355)	(2.67)%

	TOTAL OPTIONS AND FUTURES	24,497,226	10.90%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	200,042,482	89.10%
	TOTAL MEMBER’S CAPITAL	$224,539,708	100.00%

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2011

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
3,056	ENERGY
	Call
782	NYMEX Crude Oil Mar 12 - Dec 14	$8,204,190	9.62%
363	Other	3,137,342	3.68%
	Total Call Options Purchased	11,341,532	13.30%
	Put
414	NYMEX Crude Oil Dec 13	4,339,850	5.09%
926	Other NYMEX Crude Oil	4,480,290	5.25%
	NYMEX Crude Oil Mar 12 - Dec 14	8,820,140	10.34%
571	Other	4,557,592	5.35%
	Total Put Options Purchased	13,377,732	15.69%
	Total Energy Options Purchased	24,719,264	28.99%
50	INDEX	83,560	0.10%
	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $26,351,391)	24,802,824	29.09%

	FUTURES OPTIONS WRITTEN
(3,510)	ENERGY
	Call
(1,495)	Other	(5,106,520)	(5.99)%
	Total Call Options Purchased	(5,106,520)	(5.99)%
	Put
(2,015)	Other	(3,776,876)	(4.43)%
	Total Put Options Purchased	(3,776,876)	(4.43)%
	Total Energy Options Purchased	(8,883,396)	(10.42)%
(3)	GRAINS	(11,475)	(0.01)%
(6)	INDEX	(675)	(0.00)%
	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $11,231,844)	(8,895,546)	(10.43)%
	FUTURES CONTRACTS OWNED
1,693	ENERGY	(291,105)	(0.34)%
	TOTAL FUTURES CONTRACTS OWNED	(291,105)	(0.34)%
	FUTURES CONTRACTS SOLD
(1,486)	ENERGY	1,429,993	1.68%
(20)	GRAINS	(41,473)	(0.05)%
	TOTAL FUTURES CONTRACTS SOLD	1,388,520	1.63%
	TOTAL FUTURES CONTRACTS	1,097,415	1.29%
	TOTAL OPTIONS AND FUTURES	17,004,693	19.95%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	68,250,825	80.05%
	TOTAL MEMBER’S CAPITAL	$85,255,518	100.00%

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

Sydling AAA Master Fund LLC

Statements of Income and Expense and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

INVESTMENT INCOME

Interest income	$23,565	$36,369

EXPENSES

Brokerage, clearing and transaction fees	1,979,614	3,416,797
Professional fees	23,874	47,750
Total Expenses	2,003,488	3,464,547

NET INVESTMENT INCOME/(LOSS)	(1,979,923)	(3,428,178)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	4,286,471	4,492,016
Futures	2,891,565	1,470,033
Net change in unrealized appreciation/(depreciation) on:
Options on futures	(2,110,504)	(5,774,758)
Futures	(11,454,882)	(7,089,770)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(6,387,350)	(6,902,479)

Net income/(loss)	(8,367,273)	(10,330,657)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	64,945,017	154,578,720
Redemptions	(3,379,153)	(4,963,873)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	61,565,864	149,614,847
Net Increase/(Decrease) in Member’s Capital	53,198,591	139,284,190
Member’s Capital, Beginning of Period	171,341,117	85,255,518
Member’s Capital, End of Period	$224,539,708	$224,539,708

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2012 are as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Per share operating performance:
Members’ capital per Redeemable Unit, beginning of period	$995.97	$1,011.12
Income (loss) from investment operations:
Net investment income (loss) and incentive allocation	(15.93)	(28.77)
Net realized and unrealized gain (loss) from investment activities	(30.07)	(33.94)
Reversal of incentive allocation to Special Member (b)	—	1.56
Total from investment operations	(46.00)	(61.15)
Members’ capital per Redeemable Unit, end of period	$949.97	$949.97

Ratio/Supplemental Data:
Ratio of net investment loss to average Members’ capital (a)	(6.84)%	(7.17)%
Ratio of total expenses to average Members’ capital before incentive allocation (a)	6.89%	7.22%
Ratio of total expenses to average Members’ capital after incentive allocation (a)	6.89%	7.22%

Total return before incentive allocation	(4.62)%	(6.24)%
Incentive allocation (b)	0.00%	0.19%
Total return after incentive allocation	(4.62)%	(6.05)%

Members’ capital at end of period	$224,287,341	$224,287,341

The computation of ratios to average Members’ capital and total return based on the amount of expenses and incentive allocation assessed to an individual Member’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios are an average of each month end Members’ capital during the period.

(b)         As of each quarter end during the six months ended June 30, 2012, no incentive allocation was made and the accrued incentive allocation at December 31, 2011 was reversed.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012

Ratio/Supplemental Data:
Ratio of net investment income to average member’s capital (a)	(4.00)%	(4.19)%
Ratio of total expenses to average member’s capital (a)	4.05%	4.24%
Total return	(3.58)%	(4.38)%
Member’s capital at end of period	$224,539,708	$224,539,708

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)                                 The ratios to average member’s capital are annualized.  The average member’s capital used in the above ratios are an average of each month end members’ capital during the period.

3.              Trading Activities

The Fund was formed for the purpose of trading contacts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.   The Fund invests substantially all of its assets through a “master/feeder” structure. The Fund’s pro rata share of the results of the Master Fund’s trading activities is shown in the Fund’s Statements of Income and Expenses and Changes in Members’ Capital.

The Customer Agreement between the Master Fund and UBS Securities LLC (“UBS Securities”), the Master Fund’s commodity broker, gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Master Fund’s Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures and option contracts traded for the three and six months ended June 30, 2012, based on a monthly calculation, was 503 and 488, respectively.

The Master Fund is required to present enhanced information in order to provide users of financial statements with an improved degree of transparency and understanding of how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

an entity’s financial position, results of operations and its cash flows.  In order to provide such information to financial statement users, the Master Fund provides qualitative disclosures about an entity’s associated risk exposures, quantitative disclosures about fair value amounts of derivative instruments and the gains and losses from derivative instruments.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2012 and December 31, 2011.

	June 30, 2012
ASSETS
Futures Contracts
Energy	$4,877,022
Grains	113,763
Total unrealized appreciation on open futures contracts	$4,990,785

LIABILITIES
Futures Contracts
Energy	$(10,983,140)
Total unrealized depreciation on open futures contracts	$(10,983,140)

Net unrealized depreciation on open futures contracts	$(5,992,355	)*

ASSETS
Options Purchased
Energy	$61,491,347
Grains	20,069
Options Purchased	$61,511,416	**

LIABILITIES
Options Written
Energy	$(30,948,922)
Grains	(72,913)
Options Written	$(31,021,835	)***

* This amount is in “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

**  This amount is in “Options purchased, at fair value” on the Master Fund’s Statements of Financial Condition.

***This amount is in “Options written, at fair value” on the Master Fund’s Statements of Financial Condition.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

	December 31, 2011
ASSETS
Futures Contracts
Energy	$3,176,613
Total unrealized appreciation on open futures contracts	$3,176,613

LIABILITIES
Futures Contracts
Energy	$(2,037,725)
Grains	(41,473)
Total unrealized depreciation on open futures contracts	$(2,079,198)

Net unrealized appreciation on open futures contracts	$1,097,415	*

ASSETS
Options Purchased
Energy	$24,719,264
Index	83,560
Options Purchased	$24,802,824	**

LIABILITIES
Options Written
Energy	$(8,883,396)
Grains	(11,475)
Index	(675)
Options Written	$(8,895,546	)***

* This amount is in “Net unrealized appreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

**  This amount is in “Options purchased, at fair value” on the Master Fund’s Statements of Financial Condition.

***This amount is in “Options written, at fair value” on the Master Fund’s Statements of Financial Condition.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2012.

	Three months ended June 30, 2012		Six months ended June 30, 2012
Sector	Gain/(loss) from trading		Gain/(loss) from trading
Energy	$(6,510,027)		$(6,988,371)
Grains	34,232		87,625
Index	63,750		(31,521)
Lumber	24,695		29,788
	$(6,387,350	)****	$(6,902,479	)****

**** This amount is in “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Income and Expense and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the derivative activity during the three and six months ended June 30, 2012.

4.              Fair Value Measurements

Fund Fair Value Measurements.  The Fund values its investments at fair value, in accordance with U.S. GAAP, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Various inputs are used in determining the fair value of the Fund’s investments which are summarized in the three broad levels listed below.

Level 1 — quoted prices (unadjusted) in active markets for identical securities

Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment spreads, credit risk, etc.)

Level 3 — significant unobservable inputs (including the Master Fund’s own assumptions and indicative non-binding broker quotes)

Fair value measurement disclosure for each class of assets and liabilities requires greater disaggregation than the Fund’s line items in its Statements of Financial Condition.  The Fund determines the appropriate classes for those disclosures on the basis of the nature and risks of the assets and liabilities and their classification in the fair value hierarchy (i.e., Level 1, Level 2, and Level 3).

The Fund values investments in the Master Fund where there are no other rights or obligations inherent within the ownership interest held by the Fund based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2012 and December 31, 2011, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2012 and December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

U.S. GAAP provides guidance in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for such asset or liability (or similar assets or liabilities).  U.S. GAAP also provides guidance on identifying circumstances that indicate a transaction with regards to such an asset or liability is not orderly.  In its consideration, the Master Fund must consider inputs and valuation techniques used for each class of assets and liabilities.  Judgment is used to determine the appropriate classes of assets and liabilities for which disclosures about fair value measurements are provided.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the periods ended June 30, 2012 and December 31, 2011, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities”.

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2012 and December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$61,511,416	$61,511,416	$—	$—
Total Assets	$61,511,416	$61,511,416	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Future Options Written	$(31,021,835)	$(31,021,835)	$—	$—
Futures Contracts	$(5,992,355)	$(5,992,355)	$—	$—
Total Liabilities	$(37,014,190)	$(37,014,190)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Purchased	$24,802,824	$24,802,824	$—	$—
Futures Contracts	$1,097,415	$1,097,415	$—	$—
Total Assets	$25,900,239	$25,900,239	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Written	$(8,895,546)	$(8,895,546)	$—	$—
Total Liabilities	$(8,895,546)	$(8,895,546)	$—	$—

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

5.              Financial Instrument Risks

In the normal course of business, the Master Fund is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forward, option and swap contracts, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures contracts and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swap contracts and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to an investor in the Master Fund is limited to the amount of its capital contribution to the Master Fund and its share of the Master Fund’s assets and undistributed profits. This limited liability is a consequence of the organization of the Master Fund as a limited liability company under applicable law.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master Fund is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in its Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or an affiliate thereof. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The Advisor will concentrate the Master Fund’s trading in energy-related markets. Concentration in a limited number of commodity interests may subject the Master Fund’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Master Fund.

As both a buyer and seller of options, the Master Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master Fund to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master Fund does not consider these contracts to be guarantees.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s Registration Statement on Form 10.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30,  2012 and December 31, 2011.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2012 and December 31, 2011. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2012 and December 31, 2011, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, which amends the current guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amended guidance clarifies that the concepts of highest and best use and valuation premise are relevant only for nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities.  The amended guidance includes specific requirements for measuring fair value of those instruments, such as equity interests issued in consideration in a business combination.

The guidance also requires enhanced disclosures about fair value measurements including, for fair value measurements categorized within Level 3 of the fair value hierarchy, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement and a description of the valuation processes used.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2012

(Unaudited)

The amended guidance is effective for annual and interim periods beginning after December 15, 2011.  As the impact is primarily limited to enhanced disclosures, the adoption of the guidance is not expected to have a material impact on the Master Fund’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Fund should also provide the disclosures retrospectively for all comparative periods presented. The Fund is currently evaluating the impact that the pronouncement would have on the financial statements.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2012, additional subscriptions were received from the non-managing Members totaling $26,677,795.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2012.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income (loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital increased 164.2% from $84,899,236 to $224,287,341. This increase was attributable to subscriptions for Redeemable Units totaling $154,578,720, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $2,435,833, coupled with the net loss from operations of $12,436,964. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2012, the Master Fund’s capital increased 163.4% from $85,255,518 to $224,539,708. This increase was attributable to subscriptions for interest in the Master Fund of $154,578,720, which was partially offset by the withdrawal of interest from the Master Fund totaling $4,963,873, coupled with the net loss from operations of $10,330,657. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Sydling believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 6. “Significant Accounting Polices”.

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Fund’s second quarter of 2012, the net asset value per Redeemable Unit decreased 4.6% from $995.97 to $949.97. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2012 of $6,387,350. Losses were primarily attributable to the Master Fund’s trading of commodity futures in RBOB Gasoline, NYMEX Natural Gas, NYMEX Crude Oil and were partially offset by gains in IPE Brent Crude Oil, Corn and Lumber.

Positioning in petroleum products, particularly crude and gasoline, was the primary cause of negative performance for the quarter.

Going into the second quarter, a number of uncertainties existed which included: the Iranian embargo/disruption, the viability of the Euro, the U.S. Federal Reserve’s plan relating to Qualitative Easing 3, the U.S. and global economic recovery, the rate of Chinese economic growth and the true state of the Organization of the Petroleum Exporting Countries’ spare capacity. Each of these uncertainties worked to support prices. Volatility was on the low end of the historic range.

In May, the Fund lost approximately 2% from petroleum with about 1.25% of this tied to exposures to the RBOB/gasoline market.  Gasoline prices moved sharply lower alongside crude and the broader macro sell-off in global equities, commodities and the Euro.  Losses in crude oil were linked to our positions in long dated option volatility which did not benefit from the sharp drop in prices like the near-term contracts did.

After a choppy, range-bound showing during much of June, gasoline cracks rallied sharply. Low stock levels in both the U.S. and the European Union has helped keep a tight edge in this market. While still down on a year ago, U.S. gasoline demand is looking better than widely expected and good export demand from the Gulf Coast has also helped support prices.

The Master Fund’s small exposure to U.S. natural gas markets was largely flat during in the second quarter. Natural gas fundamentals remained weak given supply gains and high storage levels.

There were some significant fundamental shifts in the supply/balance during the first half of 2012. On the supply side, we saw a fairly modest 1 billion cubic feet (BCF)/day slowdown in output growth but U.S. dry gas production remains 2.3 BCF/day ahead of a year ago.  More compelling has been the massive utility fuel switching from coal to natural gas in recent months.

While natural gas helped the Fund’s return early in June, short positions were reestablished a bit too early in the second half of June, especially in light of the exceptional heat and cooling demand needs for the eastern half of the U.S. which hurt performance.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility for profit or loss. The profitability of the Fund (and the Master Fund) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Fund (and the Master Fund) expects to increase capital through operations.

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage, clearing and transaction fees for the three and six months ended June 30, 2012 were $1,979,614 and $3,416,797. The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Advisory fees for the three and six months ended June 30, 2012 were $1,040,319 and $1,773,301. The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2012 were $260,080 and $443,326. The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor at the end of the year, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There were no incentive allocations made for the three and six months ended June 30, 2012. The Advisor will not be allocated an incentive allocation until the Advisor recovers the net loss incurred and earns additional new trading profits for the Fund.

In allocating substantially all of the assets of the Fund to the Master Fund, Sydling considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. Sydling may modify or terminate the allocation of assets to the Advisor at any time.

Item 3.                     Quantitative and Qualitative Disclosures about Market Risk

All of the Fund’s assets are subject to the risk of trading loss through its investment in the Master Fund.

The Master Fund is a speculative commodity pool. The market sensitive instruments held by the Master Fund are acquired for speculative trading purposes, and all or substantially all of the Fund’s capital is subject to the risk of trading loss through its investment in the Master Fund. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master Fund’s and the Fund’s main line of business.

The risk to the Members that have purchased Redeemable Units is limited to the amount of their capital contributions to the Fund and their share of Fund assets and undistributed profits.  This limited liability is a consequence of the organization of the Fund as a limited liability company under applicable law.

Market movements result in frequent changes in the fair value of the Master Fund’s open positions and, consequently, in its earnings and cash balances. The Master Fund’s and the Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Master Fund’s open contracts and the liquidity of the markets in which the Master Fund trades.

The Master Fund rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Master Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended June 30, 2012 and for the period December 1, 2011 (commencement of trading operations) to December 31, 2011. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Registration Statement on Form 10.

As of June 30, 2012, the Master Fund’s total capitalization was $224,539,708 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2012 was as follows:

June 30, 2012			Three Months ended June 30, 2012
(unaudited) Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$4,805,886	2.14%	4,805,886	1,328,638	2,647,018
Grains	14,512	0.01%	25,120	0	10,756
Index	—	—	21,539	0	7,372
Total	$4,820,398	2.15%

As of December 31, 2011, the Master Fund’s total capitalization was $85,255,518 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011			December 1, 2011 (commencement of trading operations) to December 31, 2011
(unaudited) Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,837,459	3.34%	$2,916,751	$1,910,989	$2,241,991
Grains	26,094	0.03%	26,094	5,008	16,253
Index	—	—	11,473	0	2,138
Total	$2,863,553	3.37%

Item 4.                     Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to Sydling, including the President and Principal Financial Accountant of Sydling, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Sydling is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

Sydling’s President and Principal Financial Accountant have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 and, based on that evaluation, Sydling’s President and Principal Financial Accountant have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

The Fund’s internal control over financial reporting is a process under the supervision of Sydling’s President and Principal Financial Accountant to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. These controls include policies and procedures that:

•                                          pertain to the maintenance of records that in, reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•                                          provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and (ii) the Fund’s receipts are handled and expenditures are made only pursuant to authorizations of Sydling; and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The following information supplements and amends the discussion set forth under Item 8. “Legal Proceedings” in the Fund’s Registration Statement on Form 10. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Item 1A. “Risk Factors” in the Fund’s Registration Statement on Form 10.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2012 there were additional subscriptions of 66,360.246 Redeemable Units totaling $64,945,017. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	1,086.384	$977.05	N/A	N/A
May 1, 2012 – May 31, 2012	286.792	$958.75	N/A	N/A
June 1, 2012 – June 30, 2012	624.639	$951.04	N/A	N/A
	1,997.815	$962.28	N/A	N/A

* Generally, Members are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to Sydling. Under certain circumstances, Sydling can compel redemption, although to date, has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for Members.

** Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day.

Item 3.                     Defaults Upon Senior Securities — None

Item 4.                     Mine Safety Disclosures — None

Item 5.                     Other Information — None

Item 6.                     Exhibits

Exhibit 3.1	Certificate of Formation (filed as Exhibit 3.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 3.2	Application for Authority (filed as Exhibit 3.2 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 3.3	Second Amended and Restated LLC Agreement (filed as Exhibit 3.3 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 10.1

Customer Agreement between the Master Fund and UBS Securities (filed as Exhibit 10.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 10.2

Agency Agreement between the Fund and UBS Financial Services (filed as Exhibit 10.2 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 10.3

Trading Manager Agreement among the Fund, the Master Fund and Sydling (filed as Exhibit 10.3 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 10.4

Trading Advisory Agreement between the Fund and the Advisor (filed as Exhibit 10.4 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Principal Financial Accountant)

Exhibit 32.1	Section 1350 Certification (Certification of President and Director)

Exhibit 32.2	Section 1350 Certification (Certification of Principal Financial Accountant)

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2011 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 99.2	Organization Chart (filed as Exhibit 99.2 to the amended general form for registration of securities on Form 10/A filed on August 8, 2012 and incorporated herein by reference).

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2012