Form 10-Q
period 2012-09-30
AAA Energy Opportunities Fund LLC
filed 2012-11-14
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 274,441.316 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2012 (unaudited) and December 31, 2011	3

	Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2012 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 - 19

Item 4.	Controls and Procedures	19

PART II — Other Information		20 - 22

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $261,174,631 and $83,362,248, respectively)	$267,091,260	$85,255,518
Cash	6,901,861	35,187,553
Receivable from Sydling AAA Master Fund LLC	1,996,311	284,945
Total Assets	$275,989,432	$120,728,016

LIABILITIES

Subscriptions received in advance	$6,783,545	$35,187,553
Redemptions payable	1,386,387	—
Accrued expenses:
Advisory fees	448,397	142,364
Administrative fees	112,099	35,591
Professional fees and other expenses	155,703	106,990
Organizational costs	219,873	356,282
Total Liabilities	9,106,004	35,828,780

MEMBERS’ CAPITAL

Sydling (25.000 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	24,931	25,278
Special Member (253.781 and 314.323 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	253,281	317,818
Non-Managing Members (267,340.306 and 83,626.142 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	266,605,216	84,556,140

Total Members’ Capital	266,883,428	84,899,236
Total Liabilities and Members’ Capital	$275,989,432	$120,728,016
Members’ Capital per Redeemable Unit (based on 267,619.087 and 83,965.465 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively)	$997.25	$1,011.12

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$34,167	$70,536

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	2,444,693	5,909,241
Advisory fees	1,292,460	3,065,760
Administrative fees	323,115	766,440
Professional fees and other expenses	103,750	311,249
Total Expenses	4,164,018	10,052,690

NET INVESTMENT INCOME/(LOSS)	(4,129,851)	(9,982,154)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	13,562,486	19,524,536
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	3,203,607	(9,660,922)
Total Trading Results	16,766,093	9,863,614

Net income/(loss) before incentive allocation to Special Member	12,636,242	(118,540)

Incentive allocation to Special Member	(253,281)	(253,281)
Reversal of incentive allocation to Special Member	—	317,818

Net income/(loss) after incentive allocation to Special Member	12,382,961	(54,003)

Subscriptions — Non-managing Members	32,592,395	187,171,115
Redemptions — Non-managing Members	(2,632,550)	(5,068,383)
Incentive allocation to Special Member	253,281	253,281
Reversal of incentive allocation to Special Member	—	(317,818)

Net increase/(decrease) in Members’ Capital	42,596,087	181,984,192

Members’ Capital, beginning of period	$224,287,341	$84,899,236

Members’ Capital, end of period	$266,883,428	$266,883,428

Net income/(loss) per Redeemable Unit	$47.28	$(13.87)

Weighted average Redeemable Units outstanding	259,469.912	181,859.193

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

September 30, 2012

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.

The Fund is member-managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s commodity pool operator and trading manager.  Sydling is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

BNY Mellon Investment Servicing (US) Inc. has been appointed as administrator of the Fund.

AAA Capital Management Advisors, Ltd. (the “Advisor”) has been selected as the trading advisor to the Fund and Sydling AAA Master Fund LLC (the “Master Fund”).  In addition, the Advisor is also a special Member of the Fund (in such capacity, the “Special Member”). The Fund invests substantially all of its assets in the Master Fund, also a Delaware limited liability company, that has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2012 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2012	December 31, 2011

ASSETS

Cash (including restricted cash of $12,136,787 and $2,863,553, respectively)	$234,822,336	$68,977,927
Options purchased, at fair value (premiums paid $94,751,489 and $26,351,391, respectively)	70,756,306	24,802,824
Net unrealized appreciation on open futures contracts	3,317,535	1,097,415
Interest receivable	41,100	442
Total Assets	$308,937,277	$94,878,608

LIABILITIES AND MEMBER’S CAPITAL

Options written, at fair value (premiums received $51,897,664 and $11,231,844, respectively)	$38,995,793	$8,895,546
Redemptions payable	1,996,311	284,945
Accrued expenses:
Brokerage fees	787,135	250,254
Professional fees and other expenses	66,778	73,548
Organizational costs	—	118,797
Total Liabilities	41,846,017	9,623,090

MEMBER’S CAPITAL

Non-Managing Members	267,091,260	85,255,518
Total Member’s Capital	267,091,260	85,255,518
Total Liabilities and Member’s Capital	$308,937,277	$94,878,608

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURES OPTIONS PURCHASED
10,928	ENERGY
	Call
3,629	Crude Oil Nov 2012 — Dec 2014	$28,728,920	10.76%
2,037	Other	8,476,664	3.17%
	Total Call Options Purchased	37,205,584	13.93%
	Put
3,052	Crude Oil Nov 2012 — Dec 2014	21,765,640	8.15%
2,210	Other	11,784,963	4.41%
	Total Put Options Purchased	33,550,603	12.56%

	Total Energy Options Purchased	70,756,187	26.49%

19	GRAINS	119	0.00%
	TOTAL FUTURES OPTIONS PURCHASED (Premiums paid $94,751,489)	70,756,306	26.49%

	FUTURES OPTIONS WRITTEN
(9,655)	ENERGY
	Call
(5,992)	Other	(25,161,383)	(9.42)%
	Total Call Options Written	(25,161,383)	(9.42)%
	Put
(3,663)	Other	(13,676,354)	(5.12)%
	Total Put Options Written	(13,676,354)	(5.12)%

	Total Energy Options Written	(38,837,737)	(14.54)%

(19)	GRAINS	(158,056)	(0.06)%
	TOTAL FUTURES OPTIONS WRITTEN (Premiums received $51,897,664)	(38,995,793)	(14.60)%

	FUTURES CONTRACTS OWNED
6,642	ENERGY	5,469,666	2.05%

19	GRAINS	229,187	0.08%

	TOTAL FUTURES CONTRACTS OWNED	5,698,853	2.13%

	FUTURES CONTRACTS SOLD
(5,385)	ENERGY	(2,381,318)	(0.89)%
	TOTAL FUTURES CONTRACTS SOLD	(2,381,318)	(0.89)%

	TOTAL FUTURES CONTRACTS	3,317,535	1.24%

	TOTAL OPTIONS AND FUTURES	35,078,048	13.13%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	232,013,212	86.87%
	TOTAL MEMBER’S CAPITAL	$267,091,260	100.00%

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2011

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
3,056	ENERGY
	Call
782	NYMEX Crude Oil Mar 12 - Dec 14	$8,204,190	9.62%
363	Other	3,137,342	3.68%
	Total Call Options Purchased	11,341,532	13.30%
	Put
414	NYMEX Crude Oil Dec 13	4,339,850	5.09%
926	Other NYMEX Crude Oil	4,480,290	5.25%
	NYMEX Crude Oil Mar 12 - Dec 14	8,820,140	10.34%
571	Other	4,557,592	5.35%
	Total Put Options Purchased	13,377,732	15.69%
	Total Energy Options Purchased	24,719,264	28.99%
50	INDEX	83,560	0.10%
	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $26,351,391)	24,802,824	29.09%

	FUTURES OPTIONS WRITTEN
(3,510)	ENERGY
	Call
(1,495)	Other	(5,106,520)	(5.99)%
	Total Call Options Written	(5,106,520)	(5.99)%
	Put
(2,015)	Other	(3,776,876)	(4.43)%
	Total Put Options Written	(3,776,876)	(4.43)%
	Total Energy Options Written	(8,883,396)	(10.42)%
(3)	GRAINS	(11,475)	(0.01)%
(6)	INDEX	(675)	(0.00)%
	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $11,231,844)	(8,895,546)	(10.43)%
	FUTURES CONTRACTS OWNED
1,693	ENERGY	(291,105)	(0.34)%
	TOTAL FUTURES CONTRACTS OWNED	(291,105)	(0.34)%
	FUTURES CONTRACTS SOLD
(1,486)	ENERGY	1,429,993	1.68%
(20)	GRAINS	(41,473)	(0.05)%
	TOTAL FUTURES CONTRACTS SOLD	1,388,520	1.63%
	TOTAL FUTURES CONTRACTS	1,097,415	1.29%
	TOTAL OPTIONS AND FUTURES	17,004,693	19.95%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	68,250,825	80.05%
	TOTAL MEMBER’S CAPITAL	$85,255,518	100.00%

Sydling AAA Master Fund LLC

Statements of Income and Expense and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

INVESTMENT INCOME

Interest income	$34,167	$70,536

EXPENSES

Brokerage, clearing and transaction fees	2,420,818	5,837,616
Professional fees	23,875	71,625
Total Expenses	2,444,693	5,909,241

NET INVESTMENT INCOME/(LOSS)	(2,410,526)	(5,838,705)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	2,120,630	6,612,646
Futures	11,441,856	12,911,890
Net change in unrealized appreciation/(depreciation) on:
Options on futures	(6,106,284)	(11,881,042)
Futures	9,309,891	2,220,120
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	16,766,093	9,863,614

Net income/(loss)	14,355,567	4,024,909

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	32,592,395	187,171,115
Redemptions	(4,396,410)	(9,360,282)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	28,195,985	177,810,833
Net Increase/(Decrease) in Member’s Capital	42,551,552	181,835,742
Member’s Capital, Beginning of Period	224,539,708	85,255,518
Member’s Capital, End of Period	$267,091,260	$267,091,260

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2012 are as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$949.97	$1,011.12
Income/(loss) from investment operations:
Net investment income/(loss) and incentive allocation	(15.73)	(48.42)
Net realized and unrealized gain/(loss) from investment activities (b)	63.95	33.28
Incentive allocation to Special Member	(0.94)	(0.94)
Reversal of incentive allocation to Special Member (d)	—	2.21
Total from investment operations	47.28	(13.87)
Members’ capital per Redeemable Unit, end of period	$997.25	$997.25

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.64)%	(6.96)%

Ratio of total expenses to average Members’ capital	6.70%	7.01%
Ratio of incentive allocation to average Members’ capital	0.41%	0.18%
Ratio of reversal of incentive allocation to average Members’ capital (d)	—%	(0.22)%
Ratio of total expenses and incentive allocation to average Members’ capital	7.11%	6.97%

Total return before incentive allocation	5.08%	(1.41)%
Incentive allocation	(0.10)%	(0.13)%
Reversal of incentive allocation (d)	—%	0.17%
Total return after incentive allocation	4.98%	(1.37)%

Members’ capital at end of period	$266,883,428	$266,883,428

The computation of ratios to average Members’ capital and total return based on the amount of expenses and incentive allocation assessed to an individual Member’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.

(b)         Net realized and unrealized gain/(loss) from investment activities has been adjusted to reflect organization costs amortized over 24 months for the purpose of subscriptions and redemptions.

(c)          The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios are an average of each month end Members’ capital during the period.

(d)         The accrued incentive allocation at December 31, 2011 was reversed during the nine months ended September 30, 2012.

Financial Highlights of the Master Fund:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012

Ratio/Supplemental Data: (a)
Ratio of net investment income to average member’s capital	(3.87)%	(4.06)%
Ratio of total expenses to average member’s capital	3.93%	4.11%
Total return	5.64%	1.52%
Member’s capital at end of period	$267,091,260	$267,091,260

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

The Customer Agreement between the Master Fund and UBS Securities LLC (“UBS Securities”), the Master Fund’s commodity broker, gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Master Fund’s Statements of Financial Condition. Options on futures contracts are settled on a gross basis and therefore are disclosed on a gross basis on the Master Fund’s Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three and nine months ended September 30, 2012, based on a monthly calculation, was 480 and 340, respectively.  The average number of options contracts traded for the three and nine months ended September 30, 2012, based on a monthly calculation, was 350 and 265, respectively.

The Master Fund is required to present enhanced information in order to provide users of financial statements with an improved degree of transparency and understanding of how and why an entity uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position and results of operations.  In order to provide such information to financial statement users, the Master Fund provides qualitative disclosures about an entity’s associated risk exposures, quantitative disclosures about fair value amounts of derivative instruments and the gains and losses from derivative instruments.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
ASSETS
Futures Contracts
Energy	$5,469,666
Grains	229,187
Total unrealized appreciation on open futures contracts	$5,698,853

LIABILITIES
Futures Contracts
Energy	$(2,381,318)
Total unrealized depreciation on open futures contracts	$(2,381,318)

Net unrealized appreciation on open futures contracts	$3,317,535	*

ASSETS
Options Purchased
Energy	$70,756,187
Grains	119
Options Purchased	$70,756,306	**

LIABILITIES
Options Written
Energy	$(38,837,737)
Grains	(158,056)
Options Written	$(38,995,793	)***

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012.

	Three months ended September 30, 2012		Nine months ended September 30, 2012
Sector	Gain/(loss) from trading		Gain/(loss) from trading
Energy	$16,755,762		$9,767,390
Grains	10,331		97,958
Index	—		15,513
Lumber	—		(17,247)
	$16,766,093	****	$9,863,614	****

**** This amount is in “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Income and Expense and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the derivative activity during the three and nine months ended September 30, 2012.

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

The Fund values investments in the Master Fund where there are no other rights or obligations inherent within the ownership interest held by the Fund based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended September 30, 2012 and December 31, 2011, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2012 and December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forward and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the periods ended September 30, 2012 and December 31, 2011, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2012 and December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$70,756,306	$70,756,306	$—	$—
Futures Contracts	$3,317,535	$3,317,535	$—	$—
Total Assets	$74,073,841	$74,073,841	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Future Options Written	$(38,995,793)	$(38,995,793)	$—	$—
Total Liabilities	$(38,995,793)	$(38,995,793)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Purchased	$24,802,824	$24,802,824	$—	$—
Futures Contracts	$1,097,415	$1,097,415	$—	$—
Total Assets	$25,900,239	$25,900,239	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Written	$(8,895,546)	$(8,895,546)	$—	$—
Total Liabilities	$(8,895,546)	$(8,895,546)	$—	$—

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

The risk to an investor in the Master Fund is limited to the amount of its capital contribution to the Master Fund and its share of the Master Fund’s assets and undistributed profits. This limited liability is a consequence of the organization of the Master Fund as a limited liability company under Delaware law.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2012 and December 31, 2011.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2012 and December 31, 2011. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2012 and December 31, 2011, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amends the current guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amended guidance clarifies that the concepts of highest and best use and valuation premise are relevant only for nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities.  The amended guidance includes specific requirements for measuring fair value of those instruments, such as equity interests issued in consideration in a business combination.

The guidance also requires enhanced disclosures about fair value measurements including, for fair value measurements categorized within Level 3 of the fair value hierarchy, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement and a description of the valuation processes used.

The amended guidance is effective for annual and interim periods beginning after December 15, 2011.  As the impact is primarily limited to enhanced disclosures for level 3 securities, the adoption of the guidance is not expected to have a material impact on the Master Fund’s financial statements.

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

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2012, additional subscriptions were received from the non-managing Members totaling $9,463,795.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

For the three and nine months ended September 30, 2012, the Master Fund’s average margin to equity ratio was 3.60% and 2.79%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital increased 214.35% from $84,899,236 to $266,883,428. This increase was attributable to subscriptions for Redeemable Units totaling $187,171,115, which was partially offset by redemptions of Redeemable Units resulting in an outflow of $5,068,383, coupled with the net loss from operations of $54,003. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2012, the Master Fund’s capital increased 213.28% from $85,255,518 to $267,091,260. This increase was attributable to subscriptions for interest in the Master Fund of $187,171,115, coupled with the net gain from operations of $4,024,909, which was partially offset by the withdrawal of interest from the Master Fund totaling $9,360,282. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires Sydling to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Sydling believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Fund’s significant accounting policies are described in detail in Note 6. “Significant Accounting Polices.”

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Fund’s third quarter of 2012, the net asset value per Redeemable Unit increased 4.98% from $949.97 to $997.25. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $16,766,093. Gains were primarily attributable to the Master Fund’s trading of commodity futures in RBOB Gasoline and NYMEX Natural Gas and were partially offset by losses in IPE Brent Crude Oil, NYMEX Heating Oil and Gas Oil.

The Fund generated positive returns for the quarter primarily through RBOB crack and gasoline spread trading while gains from natural gas trading were small. Other petroleum products were slightly negative.

Through the summer, low stock levels in the US and EU, reduced levels of refinery activity in Europe and strong US Gulf Coast (“USGC”) export flows resulted in profits from long RBOB/gasoline positions. The Fund reduced exposure towards the end of the quarter as global economic growth slowed and demand weakened. Additionally, some questions about the durability of USGC gasoline exports tempered bullish expectations.

Crude trading was mixed through the period. A modest net short delta position in WTI/Brent crude contributed modest returns in August and September. Prices rebounded sharply after July lows but reverted to more two-sided trading the last two months of the quarter. After failing to breach the $100 per barrel zone in mid September, CME crude moved back on the defensive. November CME futures dropped as low as $87.91 in early September. Towards the end of the quarter, WTI gave back a great deal of ground versus Brent even with looming infrastructure and pipeline capacity changes in the mid-continent.

The Fund’s small exposure to U.S. natural gas was largely flat during the third quarter. The Fund maintained a short delta position in natural gas but decreased the size of this position when prices dipped back toward $2.50/MMBTU. Through the quarter, the supply/demand balance, estimated from weekly storage levels, supported a fundamental picture far less bullish than what was seen in May and June as high storage levels stifled large rallies. However, in September power generation burn showed massive year on year gains very similar to what we witnessed during the second quarter of 2012. This demand, plus hot weather and storm related production losses helped prices move to the upside. November futures traded as high as $3.65.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage, clearing and transaction fees for the three and nine months ended September 30, 2012 were $2,420,818 and $5,837,616, respectively. The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.  Advisory fees for the three and nine months ended September 30, 2012 were $1,292,460 and $3,065,760, respectively. The calculation of advisory fees was based on an average net asset value of $258,491,925 and $204,383,985 for the three and nine months ended September 30, 2012, respectively. The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2012 were $323,115 and $766,440, respectively. The calculation of administrative fees was based on an average net asset value of $258,491,925 and $204,383,985 for the three and nine months ended September 30, 2012, respectively.  The Fund commenced trading operations on December 1, 2011 and therefore no prior period comparison exists.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. An incentive allocation was made for the quarter ended September 30, 2012 in the amount of $253,281 based on new trading profits of $1,266,407 at the end of the period December 1, 2011 through September 30, 2012.

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

The risk to the Members that have purchased Redeemable Units is limited to the amount of their capital contributions to the Fund and their share of Fund assets and undistributed profits.  This limited liability is a consequence of the organization of the Fund as a limited liability company under Delaware law.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2012 and December 31, 2011, and the highest, lowest and average value during the three months ended September 30, 2012 and for the period December 1, 2011 (commencement of trading operations) to December 31, 2011. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Registration Statement on Form 10.

As of September 30, 2012, the Master Fund’s total capitalization was $267,091,260 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012			Three Months ended September 30, 2012
(unaudited) Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$12,108,812	4.53%	12,108,812	4,298,983	7,514,542
Grains	27,975	0.01%	32,594	13,149	21,660
Total	$12,136,787	4.54%

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

Item 4.                     Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to Sydling, including the President and Chief Financial Officer (“CFO”) of Sydling, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Sydling is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

The Fund’s internal control over financial reporting is a process under the supervision of Sydling’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. These controls include policies and procedures that:

•                                          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The following information supplements and amends the discussion set forth under Item 8. “Legal Proceedings” in the Fund’s Registration Statement on Form 10. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Registration Statement on Form 10 and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, other than as set forth below.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person may hold or control in particular futures and options on futures contracts.  In addition, the CFTC imposes speculative position limits on certain contracts that it determines are “significant price discovery contracts.”  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  The Advisor believes that established speculative position and trading limits will not materially adversely affect trading for the Fund.  The trading instructions of the Advisor, however, may have to be modified, and positions held by the Fund may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Fund by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

The 2008 amendments to the CEA, among other things, required that certain previously exempt markets establish speculative position limits on contracts that the CFTC determined were “significant price discovery contracts.”  Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the CFTC to impose aggregate position limits across all futures contracts and swap contracts on the same underlying commodity that perform significant price discovery functions.  In October 2011, the CFTC adopted new rules imposing position limits on certain futures contracts and any economically equivalent futures, options and swaps.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.    Such rules could restrict the Fund’s trading activities and adversely affect the Fund.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012 there were additional subscriptions of 33,931.616 Redeemable Units totaling $32,592,395. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 –July 31, 2012	468.780	$965.01	N/A	N/A
August 1, 2012 – August 31, 2012	806.898	$983.75	N/A	N/A
September 1, 2012 – September 30, 2012	1,389.123	$998.03	N/A	N/A
	2,664.801	$987.90	N/A	N/A

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

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of CFO)

Exhibit 32.1	Section 1350 Certification (Certification of President and Director)

Exhibit 32.2	Section 1350 Certification (Certification of CFO)

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

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2012