Form 10-K
period 2012-12-31
AAA Energy Opportunities Fund LLC
filed 2013-03-28
CIK 1529004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission File Number 000-54670

AAA ENERGY OPPORTUNITIES FUND LLC

(Exact name of registrant as specified in its charter)

New York	38-3849454
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o UBS Alternatives LLC

1285 Avenue of the Americas, 13th Floor

New York, NY 10019

(Address and Zip Code of principal executive offices)

(212) 713-3234

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Redeemable Units of Limited Liability Company Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

236,098.513 Limited Liability Company Redeemable Units with an aggregate value of $224,539,708 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2013, 270,946.880 Limited Liability Company Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011. Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products, but is authorized to trade commodity futures, swap and options contracts of any kind.

The Fund pursues its objective by investing substantially all of its assets in Sydling AAA Master Fund LLC (the “Master Fund”), a Delaware limited liability company formed on August 10, 2011.  The Fund does not currently intend to trade commodity interests directly.  The Master Fund was organized to permit accounts managed by AAA Capital Management Advisors, Ltd. (the “Advisor”), the Fund’s advisor, that use the same program to invest together in one trading vehicle.

During the initial offering period (September 1, 2011 through November 29, 2011), the Fund sold 83,651.142 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units in the Fund to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s contributions for the year ended December 31, 2012 and the period December 1, 2011 through December 31, 2011 are reported in the Statement of Changes in Members’ Capital under “Item 13.  Financial Statements and Supplementary Data.”

The Fund is member-managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling Futures Management LLC (“Sydling” or the “Member Designee”) to act as the Fund’s commodity pool operator and trading manager.  Accordingly, the Members have delegated all of their rights, powers, duties and obligations to manage and control the business and affairs of the Fund to Sydling except for (i) their right under the LLC Agreement to vote on amendments to the LLC Agreement, (ii) their right under the LLC Agreement to call a meeting of the Members, or (iii) their right under the LLC Agreement to vote to revoke the delegation of rights and powers to Sydling.  The Fund has no principals or employees.  The Fund is not registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as a mutual fund or otherwise.

Sydling is registered as a commodity pool operator and a commodity trading advisor with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.  Sydling was formed pursuant to authorization by UBS Alternatives LLC.  Each of the Fund and the Master Fund were formed pursuant to authorization by Sydling.  In order to form the Fund and the Master Fund, Sydling also acted as the initial member of each.

Effective December 1, 2011, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $83,651,142. As of December 31, 2012, the Advisor trades the Fund’s assets in accordance with its Energy Program - Futures and Swaps.  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2012 and 2011, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

Although the Fund allocates substantially all of its assets to the Master Fund, the Fund’s net asset value may, at times, be less than its capital account balance at the Master Fund because the Fund’s capital account balance at the Master Fund does not account for expenses accrued at the Fund level.  Such Fund-level expenses reduce the Fund’s net asset value.

The Fund is currently the only member of the Master Fund.  To the extent an investor other than the Fund becomes a member of the Master Fund, a separate capital account will be established and maintained on the books of the Master Fund for such investor.

For the period January 1, 2012 through December 31, 2012, the approximate average market sector allocation for the Fund was 99.6% energy, 0.3% grains, 0.1% indices and less then 0.1% lumber.

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors.  The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor(s) to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 1/2% (0.5% per year) of adjusted month-end net assets of the Fund.  The Trading Manager Agreement expires on August 18, 2013 and will be renewed automatically for one-year terms each year thereafter, provided that any party thereto may terminate the agreement upon thirty (30) days’ prior written notice to the other parties.

Sydling, on behalf of the Fund, has entered into an administration agreement with BNY Mellon Investment Servicing (US) Inc. (the “Administrator”).  The Administrator will assist Sydling in performing certain day-to-day tasks on behalf of the Fund, including but not limited to, calculating daily or periodic portfolio valuations, reconciling cash and portfolio positions, providing portfolio reporting, maintaining books and records and calculating all fund fees.  Sydling will pay a portion of the administrative fee it receives from the Fund to the Administrator.

Sydling, on behalf of the Fund, has entered into a trading advisory agreement (the “Trading Advisory Agreement”), with the Advisor, a registered commodity trading advisor, pursuant to which the Advisor manages the Fund’s assets.  During the year ended December 31, 2012, the

Fund paid the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of the Fund’s adjusted month-end net assets. Effective January 1, 2013, the Fund pays the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of the Fund’s adjusted month-end net assets. In addition, the Advisor is a Special Member of the Fund and receives a quarterly incentive allocation to its capital account in the Fund in the form of units of the Fund, the value of which shall be equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and issued as Special Member Units. Pursuant to the express terms of the Trading Advisory Agreement, the Advisor is considered to be an independent contractor of the Fund.  The Trading Advisory Agreement expires on June 30th of each year and may be renewed by Sydling, in its sole discretion, for additional one-year periods upon notice to the Advisor not less than 30 days prior to the expiration of the previous period.  The Trading Advisory Agreement can be terminated by either party on 30 days’ written notice at any time.  Sydling currently expects that the Advisor will continue to be the Fund’s sole trading advisor.

The Master Fund’s trading of futures, swaps and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with UBS Securities LLC (“UBS Securities”).  UBS Securities acts as the Master Fund’s commodity broker, pursuant to a customer agreement, dated as of September 1, 2011 (the “Customer Agreement”), by and between the Master Fund and UBS Securities.  UBS Financial Services Inc. (“UBS Financial Services”) acts as the Fund’s selling agent pursuant to an agency agreement, dated as of September 1, 2011.  UBS Securities will pay a portion of the brokerage commissions to the financial advisors who have sold Redeemable Units in the Fund.  The Fund may engage additional selling agents in the future.

Pursuant to a fee arrangement agreement among Sydling, the Master Fund and UBS Securities, the Master Fund pays UBS Securities a monthly flat rate brokerage fee at an annual rate of 3.5% of the Fund’s capital account balance at the Master Fund.  In addition, the Master Fund pays or reimburses UBS Securities for the Fund’s actual floor brokerage, exchange, clearing, give-up, user and NFA fees, which are payable on a per transaction basis.  These transaction costs are estimated to be 0.50% of the Fund’s capital account balance per year.  Such brokerage and transaction fees are deducted from the Fund’s capital account at the Master Fund.

All of the Master Fund’s assets are deposited in commodity brokerage accounts with UBS Securities and are maintained in cash or in U.S. government securities and segregated as customer funds.  On amounts maintained in cash at UBS Securities, the Fund will receive, through its investment in the Master Fund, monthly interest on its allocable share of 100% of the average daily equity maintained in cash in the Master Fund’s brokerage account at a rate equal to the monthly average 30-day U.S. Treasury bill rate.  Any interest earned in the Master Fund’s account in excess of the amounts due to the Fund and any other Feeder Fund, as described above, if any, will be retained by Sydling.  Funds held by counterparties as collateral in connection with swap transactions will earn interest at a rate agreed upon between the parties to the transaction.

Sydling may, in its sole discretion, direct UBS Securities to place up to all of the Fund’s assets in Treasury bills.  The Fund will receive its allocable share of 100% of the interest earned on Treasury bills purchased for the Master Fund, if any.

Funds held in connection with non-U.S. contracts, if any, may be held in secured amount accounts with depositories located outside of the United States or its territories.

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the year ended December 31, 2012 and the period December 1, 2011 (commencement of trading operations) to December 31, 2011 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2012, was $260,470,579.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Fund has no employees.

(d) Financial Information About Geographic Areas. The Fund does not engage in sales of goods or services or own any long-lived assets, and therefore this item is not applicable.

(e) Available Information. The Fund does not have an Internet address. The Fund will provide paper copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports free of charge upon request.

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h) Smaller Reporting Companies. Not applicable.

Item 1A. Risk Factors.

As a result of leverage, small changes in the price of the Fund’s positions may result in substantial losses.

Good faith or margin deposits normally required in commodity futures trading may range from 1% to 25% of the face value of the contract.  As a result of this leverage, a small change in the market price of a contract can produce major losses.  For example, $2,700 in margin may be required to hold one crude oil futures contract with a face value of approximately $27,000.  Thus, a $2,700 or 10% decrease in the value of that contract would cause a total loss of the margin deposit. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and may be changed by the exchange at any time.  The Fund does not have control over such margin requirements.

An investor may lose all of its investment.

Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Fund.

The Fund will pay substantial fees and expenses regardless of profitability.

Regardless of its trading performance, the Fund will incur fees and expenses, including brokerage commissions and management fees. Commissions and fees will be paid to the Advisor even if the Fund experiences a net loss for the full year.

An investor’s ability to redeem or transfer units is limited.

An investor’s ability to redeem units is limited and no market exists for the units.

Conflicts of interest exist.

The Fund is subject to numerous conflicts of interest including those that arise from the facts that:

1.               The Member Designee and the Fund’s/Master Fund’s commodity broker are affiliates;

2.               The Advisor, the Fund’s/Master Fund’s commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.               An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.

Investing in units might not provide the desired diversification of an investor’s overall portfolio.

The Fund will not provide any benefit of diversification of an investor’s overall portfolio unless it is profitable and produces returns that are independent from stock and bond market returns.

Past performance is no assurance of future results.

The Advisor’s trading strategies may not perform as they have performed in the past. The Advisor has from time to time incurred substantial losses in trading on behalf of clients.

An investor’s tax liability may exceed cash distributions.

Investors are taxed on their share of the Fund’s income, even though the Fund does not intend to make any distributions.

Regulatory changes could restrict the Fund’s operations.

Federal agencies including the SEC, the CFTC and the Federal Reserve Bank regulate certain activities of the Fund, Sydling and the Advisor.  Regulatory changes could adversely affect the Fund by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market.  The implementation of the Dodd-Frank Act could adversely affect the Fund by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Fund’s and Sydling’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on Sydling, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, Sydling’s time, attention and resources may be diverted from portfolio management activities.

The enactment of the Dodd-Frank Act will result in enhanced regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and may result in enhanced regulation of certain affiliates of UBS AG by the Office of the Comptroller of the Currency.  For example, the Dodd-Frank Act will generally require that, in order for an entity to maintain its status as a financial holding company under the Bank Holding Company Act, it must be well capitalized and well managed, as those terms are defined by the Federal Reserve.  The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company.  Additionally, a bank holding company with more than $50 billion in consolidated assets is subject to enhanced supervision by, and more stringent prudential standards to be established by, the Federal Reserve.  The Federal Reserve is also required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  AAA believes that established speculative position and trading limits will not materially adversely affect its trading for the Fund.  The trading instructions of AAA, however, may have to be modified, and positions held by the Fund may have to be liquidated in order to avoid exceeding these limits.  Such modification or liquidation could adversely affect the operations and profitability of the Fund by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

In October 2011, the CFTC adopted new rules governing position limits.  In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling.  The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.  These rules could have an adverse effect on the advisor’s trading for the Fund.

Item 2. Properties.

The Fund does not own or lease any properties. The Member Designee operates out of facilities provided by UBS AG.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which UBS Securities or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Fund or Member Designee.

UBS Securities principal business address is 677 Washington Blvd, Stamford, CT 06901.  UBS Securities is registered in the US with the Financial Industry Regulatory Authority (“FINRA”) as a Broker-Dealer and with the CFTC as a Futures Commission Merchant.  UBS Securities is a member of various US futures and securities exchanges.

There have been no material administrative, civil or criminal actions within the past five years against UBS Securities or any of its individual principals and no such actions are currently pending, except as follows.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (http://www.ubs.com/1/e/investors/quarterly_reporting/2011.htm) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

In the summer of 2008, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”), Texas State Securities Board, and the New York Attorney General all brought actions against UBS and UBS Financial Services, alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining clients’ holdings of auction rate securities by June 30, 2012.  On October 2, 2008, UBS Securities and UBS Financial Services entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial Services with regards to the auction rate securities matter.

On December 11, 2008, UBS Securities and UBS Financial Services executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial Services finalized settlements with the SEC. UBS paid penalties of $75 million to the NYAG and an additional $75 million to be apportioned among the participating NASAA states.  In March 2010, UBS and NASAA agreed on final settlement terms, pursuant to which, UBS agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”).  The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statues.  On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20 million to NHHELCO.  In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the NYAG all brought actions against UBS Securities and UBS Financial Services, alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the New York Mercantile Exchange (“NYMEX”) in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006).  Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6).  Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close.    The fine has been paid and the matter is now closed.

On June 27, 2007, the Massachusetts Securities Division filed an administrative complaint and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS

Securities. On November 22, 2010, UBS entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine. UBS Securities will act only as a clearing broker for each trading company and as such will be paid commissions for executing and clearing trades on behalf of each trading company.

The Jerome F. Sheldon Trust, et al. v. UBS Securities LLC, et al. is one of a series of consolidated actions filed beginning in 2008 in the Superior Court of California, County of San Francisco relating to Solidus Networks, Inc., d/b/a Pay by Touch (“PBT”), for which UBS Securities served as a placement agent in several offerings by PBT. Plaintiffs in the consolidated actions allege, among other things, that UBS Securities and executives of PBT misrepresented the financial condition of PBT and failed to disclose certain legal difficulties of John Rogers (the initial founder and CEO of PBT) including alleged drug use. Plaintiffs’ complaint asserts that these alleged misrepresentations and omissions constituted fraud against certain investors in PBT and violated provisions of California securities law. Plaintiff claims $95 million in damages, plus interest and punitive damages. Trial was scheduled to begin the week of November 21, 2011.

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)         Market Information. The Fund has issued no stock. There is no public market for the Redeemable Units.

(b)         Holders. The number of holders of Redeemable Units as of December 31, 2012, was 3,153.

(c)          Dividends. The Fund did not declare a distribution in 2012 or 2011. The Fund does not intend to declare distributions in the foreseeable future.

(d)         Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)          Performance Graph. Not applicable.

(f)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2012, there were additional subscriptions of 203,902.887 Redeemable Units totaling $201,883,910. For the period December 1, 2011 (commencement of trading operations) to December 31, 2011, there were subscriptions of 83,651.142 Redeemable Units totaling $83,651,142.  The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)          Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	1,523.565	$974.24	N/A	N/A
November 1, 2012 — November 30, 2012	6,915.234	$959.22	N/A	N/A
December 1, 2012 — December 31, 2012	2,954.916	$960.88	N/A	N/A
	11,393.715	$964.78	N/A	N/A

*                 Generally, members are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the Member Designee. Under certain circumstances, the Member Designee can compel redemption, although to date the Member Designee has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for members.

**          Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the year ended December 31, 2012 and the period December 1, 2011 (commencement of trading operations) to December 31, 2011, were as follows:

	2012	2011
Net realized and unrealized trading gains (losses) net of expenses allocated from Master Fund and brokerage commissions (including clearing and transaction fees)	$(4,466,630)	$1,899,389
Interest income allocated from Master Fund	121,733	442

	$(4,344,897)	$1,899,831

Net income (loss) before allocation to Special Member	$(10,287,317)	$1,248,094

Allocation to Special Member	253,281	317,818

Reversal of allocation to Special Member	(317,818)	—
	(64,537)	317,818

Net income (loss) after allocation to Special Member	$(10,222,780)	$930,276

Increase (decrease) in net asset value per unit	$(50.84)	$11.12

Net asset value per unit	$960.28	$1,011.12

Total assets	$266,877,685	$120,728,016

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Fund, through its investment in the Master Fund, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and swaps. The Fund, through its investment in the Master Fund, intends to trade only energy and energy-related products, grains, indices, lumber and softs, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Fund has invested substantially all of its capital in the Master Fund. The Advisor is authorized to trade forward contracts on behalf of the Fund and the Master Fund but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

The Member Designee manages all business of the Fund/Master Fund. The Member Designee has delegated its responsibility for the investment of the Fund’s assets to the Advisor. The Fund has invested these assets in the Master Fund. The Member Designee employs a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the advisors to the Funds operated or managed by the Member Designee. A full-time staff of due diligence professionals uses proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff, along with the Fund’s Administrator, provides processing of subscriptions and redemptions and reporting to members and regulatory authorities. The Member Designee also includes staff involved in marketing and sales support. In selecting the advisor for the Fund/Master Fund, the Member Designee considered past performance, trading style, volatility of markets traded and fee requirements.

Responsibilities of the Member Designee include:

•            due diligence examinations of the Advisor;

•            selection, appointment and termination of the Advisor;

•            negotiation of the Trading Advisory Agreement; and

•            monitoring the activity of the Advisor.

In addition, the Member Designee relies on the Fund’s Administrator to prepare and maintain the Fund’s books and records and along with the Fund’s Administrator provides the administrative and compliance services that are required by law or regulation from time to time in connection with operation of the Fund/Master Fund. These services include the preparation of reports to members, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and member communications; and preparation of offering documents and sales literature.

The Member Designee seeks the best prices and services available in its commodity futures brokerage transactions.

AAA Capital Management Advisors, Ltd.

The Fund’s assets allocated to the Advisor for trading are not invested in commodity interests directly. The Advisor’s allocation of the Fund’s assets is currently invested in the Master Fund. The Advisor trades the Master Fund’s, and thereby the Fund’s, assets in accordance with its Energy Program — Futures and Swaps.

The Master Fund currently trades energy futures contracts and options on energy futures contracts on domestic and international exchanges.  The Master Fund also currently engages in exchange cleared swap transactions involving crude oil and other energy-related products. References herein to energy and energy-related products include all of the foregoing.

The Advisor generally bases its trading decisions on “fundamental” factors, namely supply and demand for a particular group or type of commodity. The Advisor attempts to buy undervalued commodities and sell overvalued commodities, often but not always simultaneously. The Advisor uses options to attempt either to reduce or define risks.

The Advisor is aware of price trends but does not trade upon trends. The Advisor often takes profits in positions with specific trends even though that trend may still be intact or perhaps even strong. The Advisor occasionally establishes positions that are countertrend.

Effective risk management is a crucial aspect of the Advisor’s trading program. Account size, expectation, volatility of the market traded and the nature of other positions taken are all factors in determining the amount of equity committed to each trade.

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and exchange cleared swaps, net unrealized appreciation on open options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2012.

To minimize the risk relating to low margin deposits, the Master Fund follows certain trading policies, including:

(i)    The Master Fund invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)  The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master Fund’s net assets allocated to the Advisor.

(iii) The Master Fund may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)  The Master Fund does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)         The Master Fund does not utilize borrowings other than short-term borrowings if the Master Fund takes delivery of any cash commodities.

(vi)      The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master Fund. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)   The Master Fund will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.

For the year ended December 31, 2012, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 3.0%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the members that have purchased interests in the Master Fund is limited to the amount of their capital contributions to the Master Fund and their share of the Master Fund’s assets and undistributed profits. This limited liability is a consequence of the organization of the Master Fund as a limited liability company under applicable law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS or a UBS affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The Advisor will concentrate the Master Fund’s trading in energy related markets. Concentration in a limited number of commodity interests may subject the Master Fund’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Master Fund.

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

The Member Designee monitors and attempts to control the Fund’s/Master Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund/Master Fund may be subject. These monitoring systems generally allow the Member Designee to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures, options and swaps trading, the Master Fund knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master Fund’s liquidity increasing or decreasing in any material way. The LLC Agreement provides that the Member Designee may, in its discretion, cause the Fund to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit to less than $400 as of the close of business on any business day.

(b) Capital Resources.

(i) The Fund has made no material commitments for capital expenditures.

(ii) The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Fund expenses consist of, among other things, commissions, advisory fees and administrative fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by UBS Securities is dependent upon interest rates over which the Fund has no control.

For the year ended December 31, 2012, there were additional subscriptions of 203,902.887 Redeemable Units totaling $201,883,910. For the period ended December 31, 2011, there were initial subscriptions of 83,651.142 Redeemable Units totaling $83,651,142.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the Member Designee. There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2012, 16,562.858 Redeemable Units were redeemed totaling $16,025,250. There were no redemptions for the period ended December 31, 2011.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

 (c) Results of Operations.

For the year ended December 31, 2012, the net asset value per Redeemable Unit decreased 5.03% from $1,011.12 to $960.28. For the period ended December 31, 2011, the net asset value per Redeemable Unit increased 1.11% from $1,000.00 to $1,011.12.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $4,004,599 before brokerage commissions and related fees for the year ended December 31, 2012. Gains were primarily attributable to the trading of commodity futures in RBOB Gasoline and NYMEX Natural Gas and were partially offset by losses in NYMEX Crude Oil and NYMEX Heating Oil. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 18 under “Item 8. Financial Statements and Supplementary Data.”

The Fund benefited from gasoline/RBOB trading and natural gas trading; however, these gains were offset by losses in crude oil. Natural gas prices dipped below $2.00 in April due to record supply and warm weather. However, natural gas prices saw strong demand in the back half of the year due to a warmer than expected summer and an increase in coal to gas power generation. Crude oil prices ended the year moderately lower after witnessing a large sell-off in May dominated by macroeconomic factors such as a potential Greek exit from European Union, weaker Chinese economic/demand data and growing signs of European recessions. Crude oil later regained some ground from a round of short covering and geopolitical conflicts. Sideways trading persisted throughout the rest of the year.

The Fund had a core petroleum position in the RBOB/gasoline market via long crack spreads as a result of lean Atlantic Basin inventory. This position worked out quite well in July and August as the crack spread rallied. A significant short delta position in natural gas also helped the portfolio last year after prices were bid up during the summer. Gas power generation showed massive year on year gains drawn from low natural gas prices. Brent versus WTI spread trading cost the portfolio a few points. A short WTI curve hurt the portfolio in April and a long position in long dated option volatility failed to benefit from a drop in prices the following month.

The Fund, through its investment in the Master Fund, experienced a net trading gain of $2,364,780 before brokerage commissions and related fees for the period ended December 31, 2011. Gains were primarily attributable to the trading of NYMEX Crude Oil, IPE Brent Crude,

IPE Gas Oil and NYMEX Natural Gas and were slightly offset by losses in NYMEX Heating Oil, CBT Corn and IMM E-mini S&P.

The biggest contribution during December came from the crude oil trades which yielded about two thirds of the performance upside. The other third came from the natural gas book with marginal positives in both distillates and gasoline/RBOB.

Crude oil prices swung between $92.50 and $102.50/barrel during December while the trading range for 2011 as a whole was $74.95 (early October) by $113.89 (early May). The spring highs were reached in reaction to Libyan unrest/civil war and the initial loss of virtually all of Libya’s 1.65 million barrels per day (mbd) of short-haul light sweet crude supplies. OPEC, Saudi Arabia in particular, quickly stepped in to fill the gap in crude supplies and by early August CME crude was flirting with $75.00/barrel for the first of two times during 2011.

One remarkable feature of global crude markets last year was the massive decline and price swing in the trans-Atlantic arbitrage relationship between Brent and WTI Cushing. This spread began the year near parity but by mid-year was closer to $20.00/barrel discount for the WTI. That decline continued through the third quarter before reaching nearly $27.00/barrel early in the fourth quarter.  This was a reaction to the divergence between the sudden gap in Libyan short-haul sweet supplies facing European buyers and the strong steady gains in U.S. midcontinent crude supplies.

In the U.S. higher Canadian imports and rapidly growing domestic output from the major shale plays (Bakken in North Dakota, Eagleford in Texas) led to major shifts in pipeline flows, and this created a similar wide disparity between crude prices at the U.S. Gulf Coast and the inland Cushing benchmark. At one point Light Louisiana Sweet crude reached a premium of $28.00/barrel over Cushing. Prices for LLS have since dropped to about $12.00 over WTI as the Brent/WTI spread rallied back to around -$10.00/barrel as the focus in the fourth quarter turned to Greece, Italy, Spain and the potential breakdown of the Euro Zone. European refiners have also been saddled with a much bleaker margin profile than their U.S. counterparts.

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage fees for the year ended December 31, 2012 and the period December 1, 2011 through December 31, 2011 totaled $7,713,762 and $250,254, respectively.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance and redemptions. Advisory fees for the year ended December 31, 2012 and the period December 1, 2011 through December 31, 2011 totaled $4,393,936 and $142,364, respectively.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance and redemptions.  Administrative fees for the year ended December 31, 2012 and the period December 1, 2011 through December 31, 2011 totaled $1,098,484 and $35,591, respectively.

Incentive allocations to the Advisor are based on the new trading profits generated by the Advisor at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. For the year ended December 31, 2012 incentive allocations to the Advisor totaled $253,281. There were no incentive allocations earned for the period

December 1, 2011 through December 31, 2011.  Pursuant to the Trading Advisory Agreement, the first incentive allocation shall be made at March 31, 2012 and, therefore the amount of $317,818 represents the accrued allocation at December 31, 2011, which was subsequently reversed in 2012 due to losses incurred in the first quarter.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the year ended December 31, 2012 and the period December 1, 2011 through December 31, 2011 totaled $450,000 and $117,500, respectively.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Master Fund and the Fund depends on the Advisor’s ability to forecast changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Master Fund and the Fund expect to increase capital through operations.

In allocating substantially all of the assets of the Fund to the Master Fund, the Member Designee considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The Member Designee may modify or terminate the allocation of assets to the Advisor at any time. The Advisor’s trading program is described in the “Overview” section of this Item 7.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

(f) Operational Risk.

The Fund, through its investment in the Master Fund, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Fund/Master Fund is subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the Member Designee’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a member’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the Member Designee’s computer systems, and adversely affect the Fund’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Fund/Master Fund’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers and in the markets where the Fund/Master Fund participates.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as Master Fund netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Fund’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

(g) Critical Accounting Policies.

Fund’s Investments. The Fund values its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund. The Master Fund values its investments as described in Note 3 of the Master Fund’s notes to the annual financial statements as of December 31, 2012.

Fund’s and Master Fund’s Fair Value Measurements. The Master Fund values its investments at fair value, in accordance with U.S. GAAP, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Various inputs are used in determining the fair value of the Master Fund’s investments which are summarized in the three broad levels listed below.

Level 1—quoted prices (unadjusted) in active markets for identical assets.

Level 2—other significant observable inputs (including quoted prices for similar assets.)

Level 3—significant unobservable inputs (including the Master Fund’s own assumptions and indicative non-binding broker quotes.)

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the period ended December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

Fair value measurement disclosure for each class of assets and liabilities requires greater disaggregation than the Master Fund’s line items in the Statement of Financial Condition.  The Master Fund determines the appropriate classes for those disclosures on the basis of the nature and risks of the assets and liabilities and their classification in the fair value hierarchy (i.e., Level 1, Level 2, and Level 3).

For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the period ended December 31, 2011, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Master Fund trades futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master Fund. When the contract is closed, the Master Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Operations.

Options. The Master Fund may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master Fund writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master Fund purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Master Fund is a speculative commodity pool. The market sensitive instruments held by the Master Fund are acquired for speculative trading purposes, and all or substantially all of the Fund’s assets are subject to the risk of trading loss through its investment in the Master Fund. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master Fund’s and the Fund’s main line of business.

The risk to the members that have purchased Redeemable Units in the Fund is limited to the amount of their capital contributions to the Fund and their share of the Fund’s assets and undistributed profits. This limited liability is a result of the organization of the Fund as a limited liability company under applicable law.

Market movements result in frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flow. The Master Fund’s and the

Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Master Fund’s open positions and the liquidity of the markets in which it trades.

The Master Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master Fund’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Master Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master Fund’s speculative trading and the recurrence in the markets traded by the Master Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Master Fund’s losses in any market sector will be limited to Value at Risk or by the Master Fund’s attempts to manage its market risk.

Quantifying the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Master Fund’s and the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Master Fund’s and the Fund’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master Fund’s mark-to-market accounting, any loss in the fair value of the Master Fund’s open positions is directly reflected in the Master Fund’s earnings (realized or unrealized).

Exchange maintenance margin requirements have been used by the Master Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Master Fund’s futures and forward positions does not have any optionality component. However, the Advisor does trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master Fund in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Master Fund’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2012 and 2011, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2012, the Master Fund’s total capitalization was $260,633,876 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$8,149,158	3.13%	$17,366,415	$1,328,638	$5,606,142
Grains	—	—	50,600	—	17,314
Indices	—	—	44,881	—	4,022
Lumber	—	—	7,586	—	295
Total	$8,149,158	3.13%

*                 Annual average month-end Values at Risk

As of December 31, 2011, the Master Fund’s total capitalization was $85,255,518 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,837,459	3.34%	$2,916,751	$1,910,989	$2,241,991
Grains	26,094	0.03	26,094	5,008	16,253
Index	—	—	11,473	—	2,138

Total	$2,863,553	3.37%

*                 Annual average of month-end Values at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master Fund is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master Fund. The magnitude of the Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Fund — give no indication of this “risk of ruin.”

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Master Fund’s market sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

The Master Fund’s primary market risk exposures as well as the strategies used and to be used by the Member Designee and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master Fund’s risk control to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Master Fund. There can be no assurance that the Master Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Master Fund as of December 31, 2012, by market sector.

Energy. Energy-related products, such as crude oil, heating oil, gasoline and natural gas, constitute the principal market exposure of the Master Fund. The Master Fund has substantial market exposure to gas and oil price movements, often resulting from political developments in the Middle East. Political developments in other countries or regions can also materially impact upon the prices of energy products, as could changing supply and demand relationships, weather, governmental, commercial and trade programs and policies, and other significant economic events. Energy prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in these markets.

The Master Fund may enter into spot transactions to purchase or sell commodities with UBS Securities, or one of its affiliates, as principal. Such spot transactions provide for two-day settlement and are not margined. Such transactions may be entered into in connection with exchange for physical transactions. Like the swap contract market, the spot market is a principals’ market so there is no clearinghouse guarantee of performance. Instead, the Master

Fund is subject to the risk of inability of, or refusal by, a counterparty to perform with respect to the underlying contract.

Other Commodity Interests. The Master Fund primarily emphasizes the trading of energy products, but may also trade some portion of its assets in other commodity interests, including, but not limited to, commodity interest contracts on the Goldman Sachs Commodity Index (an index future comprised primarily of energy products). Commodity interest prices can be affected by numerous factors, including political developments, weather conditions, seasonal effects and other factors which affect supply and demand for the underlying commodity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Member Designee monitors and attempts to control the Fund’s, through its investment in the Master Fund, risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master Fund may be subject.

The Member Designee monitors the Master Fund’s performance and the concentration of its open positions, and consults with the Advisor concerning the Master Fund’s overall risk profile. If the Member Designee felt it necessary to do so, the Member Designee could require the Advisor to close out individual positions as well as enter programs traded on behalf of the Master Fund. However, any such intervention would be a highly unusual event. The Member Designee primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master Fund’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the Member Designee’s risk management, the Member Designee periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the Member Designee of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

AAA Energy Opportunities Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the year ended December 31, 2012 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; Statements of Financial Condition at December 31, 2012 and 2011; Statements of Operations for the year ended December 31, 2012 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; Statements of Changes in Members’ Capital for the year ended December 31, 2011 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; and Notes to Financial Statements.

AAA Energy Opportunities Fund LLC

Affirmation of the Commodity Pool Operator

IN WITNESS WHEREOF, the undersigned has made and signed this document, and affirms that to the best of his knowledge and belief, the information contained on the attached statement is accurate and complete.

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Sydling Futures Management LLC
Trading Manager, AAA Energy Opportunities Fund LLC

Report of Independent Registered Public Accounting Firm

To the Members of

AAA Energy Opportunities Fund LLC

We have audited the accompanying statements of financial condition of AAA Energy Opportunities Fund LLC (the “Feeder Fund”) as of December 31, 2012 and 2011, and the related statements of operations, changes in members’ capital, and financial highlights for the year ended December 31, 2012 and for the period from December 1, 2011 (commencement of trading operations) through December 31, 2011. These financial statements and financial highlights are the responsibility of the Funds’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Feeder Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Feeder Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAA Energy Opportunities Fund LLC at December 31, 2012 and 2011, and the results of its operations, the changes in its members’ capital, and financial highlights for the year ended December 31, 2012 and for the period from December 1, 2011 (commencement of trading operations) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

New York, New York

March 25, 2013

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	2012	2011
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $263,002,544 and $83,362,248, respectively)	$260,633,876	$85,255,518
Cash (Note 3e)	2,796,107	35,187,553
Receivable from Sydling AAA Master Fund LLC	3,447,702	284,945
Total Assets	$266,877,685	$120,728,016

LIABILITIES

Subscriptions received in advance (Note 3e)	$2,712,500	$35,187,553
Redemption payable	2,839,320	—
Accrued expenses:
Advisory fees (Note 4b)	440,039	142,364
Administrative fees (Notes 4a and 4c)	110,010	35,591
Professional fees and other expenses	97,405	106,990
Organizational costs (Note 5)	207,832	356,282
Total Liabilities	6,407,106	35,828,780

MEMBERS’ CAPITAL

Member Designee (25.000 units)	24,007	25,278
Special Member (253.781 units and 314.323 units) (Note 4b)	243,701	317,818
Non-Managing Members (270,966.171 units and 83,626.142 units)	260,202,871	84,556,140
Total Members’ Capital	260,470,579	84,899,236
Total Liabilities and Members’ Capital	$266,877,685	$120,728,016
Members’ Capital per unit (based on 271,244.952 units and 83,965.465 units)	$960.28	$1,011.12

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Statements of Operations

For the year ended December 31, 2012 and for the period from December 1, 2011

(commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2012	2011
INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$121,733	$442

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	8,471,229	465,391
Advisory fees (Note 4b)	4,393,936	142,364
Administrative fees (Notes 4a and 4c)	1,098,484	35,591
Professional fees and other expenses	450,000	117,500
Organizational costs (Note 5)	—	356,282
Total Expenses	14,413,649	1,117,128

NET INVESTMENT LOSS	(14,291,916)	(1,116,686)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	12,120,411	479,634
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	(8,115,812)	1,885,146
Total Trading Results	4,004,599	2,364,780

Net income (loss) before incentive allocation to Special Member	(10,287,317)	1,248,094

Incentive allocation to Special Member (Note 4b)	253,281	317,818
Reversal of incentive allocation to Special Member (Note 4b)	(317,818)	—
Net income (loss) after incentive allocation to Special Member	(10,222,780)	930,276
Net income (loss) per unit	$(50.84)	$11.12

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Statements of Changes in Members’ Capital

For the year ended December 31, 2012 and for the period from December 1, 2011

(commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	Non-Managing Members	Special Member	Member Designee	Total

Initial capital contributions, 83,626.142 Units of Non-Managing Member interest and the Member Designee’s contribution representing 25.000 units	$83,626,142	$—	$25,000	$83,651,142

Incentive allocation to the Special Member representing 314.323 unit equivalents (Note 4b)	—	317,818	—	317,818

Net Income	929,998	—	278	930,276

Members’ Capital at December 31, 2011	84,556,140	317,818	25,278	84,899,236

Subscriptions, 203,902.887 Units of Non-Managing Member interest	201,883,910	—	—	201,883,910

Incentive allocation to the Special Member representing 253.781 unit equivalents (Note 4b)	—	253,281	—	253,281

Reversal of Incentive allocation to the Special Member representing 314.323 unit equivalents (Note 4b)	—	(317,818)	—	(317,818)

Redemptions, 16,562.858 Units of Non-Managing Member Interest	(16,025,250)	—	—	(16,025,250)

Net Loss	(10,211,929)	(9,580)	(1,271)	(10,222,780)

Members’ Capital at December 31, 2012	$260,202,871	$243,701	$24,007	$260,470,579

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Financial Highlights

For the year ended December 31, 2012 and for the period from December 1, 2011

(commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

The following represents the ratios to average members’ capital and other supplemental information for the year indicated:

Year Ended December 31, 2012
Per share operating performance: (a)
Members’ capital per unit, beginning of year	$1,011.12
Income from investment operations:
Net investment loss	(64.11)
Net realized and unrealized gain from investment activities (b)	12.00
Incentive allocation to Special Member	(0.94)
Reversal of incentive allocation to Special Member (c)	2.21
Total from investment operations	(50.84)
Members’ capital per unit, end of year	$960.28

Ratio/Supplemental Data: (d)
Ratio of net investment loss to average members’ capital	(6.89)%
Ratio of total expenses to average members’ capital	6.95%
Ratio of incentive allocation to average members’ capital	0.12
Ratio of reversal of incentive allocation to average (c)	(0.15)
Ratio of total expenses and incentive allocation to average members’ capital	6.92%

Total return before Incentive Allocation	(5.00)%
Incentive Allocation	0.12
Reversal of incentive allocation (c)	(0.15)
Total return after Incentive Allocation	(5.03)%
Members’ capital at end of year	$260,470,579

The computation of ratios to average members’ capital and total return based on the amount of expenses and incentive allocation assessed to an individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         Per share operating performance is calculated on a monthly basis by dividing each line item by the outstanding units at month-end prior to the reduction of redeemed units.

(b)         Net realized and unrealized gain/(loss) from investment activities has been adjusted to reflect organization costs amortized over 24 months for the purpose of subscriptions and redemptions (Note 5).

(c)          The accrued incentive allocation at December 31, 2011 was reversed during the year ended December 31, 2012.

(d)         The average members’ capital used in the above ratios are an average of each month-end members’ capital during the year.

The preceding notes are an integral part of these financial statements.

AAA Energy Opportunities Fund LLC

Financial Highlights (continued)

For the year ended December 31, 2012 and for the period from December 1, 2011

(commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

The following represents the ratios to average members’ capital and other supplemental information for the period indicated:

Period Ended December 31, 2011
Per share operating performance:
Members’ capital per unit, beginning of period	$1,000.00
Income from investment operations:
Net investment loss and Incentive Allocation	(17.15)
Net realized and unrealized gain from investment activities	28.27
Total from investment operations	11.12
Members’ capital per unit, end of period	$1,011.12

Ratio/Supplemental Data:
Ratio of net investment loss to average members’ capital (a)	(1.32)%
Ratio of total expenses to average members’ capital before Incentive Allocation (a)	1.32%
Ratio of total expenses to average members’ capital after Incentive Allocation (a)	1.69%
Total return before Incentive Allocation (b)	1.47%
Incentive Allocation	(0.37)%
Total return after Incentive Allocation (b)	1.10%
Members’ capital at end of period	$84,899,236

The computation of ratios to average members’ capital and total return based on the amount of expenses and incentive allocation assessed to an individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)              The ratios to average members’ capital are calculated based on the net asset value per share for the period and are not annualized.  The average members’ capital used in the above ratios are calculated by using members’ capital prior to year-end withdrawals.

(b)              Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the Fund interest on the last day of the period noted.

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

1.                                      Organization

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to seek to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind.  The Fund invests substantially all of its assets in Sydling AAA Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2012 and 2011 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member-managed for purposes of Delaware law.  Pursuant to the limited liability company agreement of the Fund, as may be amended from time to time (the “LLC Agreement”), the members of the Fund have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s trading manager and commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

AAA Capital Management Advisors, Ltd. (the “Advisor” or “AAA”) serves as the trading advisor to the Fund and the Master Fund.  In addition, AAA is also a special member of the Fund.

BNY Mellon Investment Servicing (US) Inc. serves as administrator (the “Administrator”) of the Fund.

The Fund privately and continually offers units of limited liability company interest in the Fund to qualified investors and are generally accepted monthly.  There is no maximum number of units that may be sold in the Fund.  Sydling may reject any subscription for any reason for a reasonable period of time after receipt.  Generally, units may be redeemed on the last day of any month with ten days written notice provided that such units are held for three full months.  In general, the Fund will make payment for redeemed units within ten business days following the redemption date.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

2.                                      Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the current guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”.)  The amended guidance clarifies that the concepts of highest and best use and valuation premise are relevant only for nonfinancial assets and are not relevant when measuring the fair value of financial assets and liabilities.  The amended guidance includes specific requirements for measuring fair value of those instruments, such as equity interests issued in consideration in a business combination.

The guidance also requires enhanced disclosures about fair value measurements including, for fair value measurements categorized within Level 3 of the fair value hierarchy, a quantitative disclosure of the unobservable inputs and assumptions used in the measurement and a description of the valuation processes used.

The amended guidance is effective for annual periods beginning after December 15, 2011.  As the impact is primarily limited to enhanced disclosures, the adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  ASU No. 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments subject to an agreement similar to a master netting arrangement.  In addition, ASU No. 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Management is currently evaluating the impact of ASU No. 2011-11 on the Fund’s financial statements and disclosures.

3.                                      Significant Accounting Policies

a.              Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

a.              Use of Estimates (continued)

and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in members’ capital from operations during the reporting period.  Actual results could differ from those estimates.

b.              Statements of Cash Flows

The Fund is not required to provide a Statements of Cash Flows.

c.               Fair Value Measurements

The Fund values its investments at fair value, in accordance with U.S. GAAP, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Various inputs are used in determining the fair value of the Fund’s investments which are summarized in the three broad levels listed below.

Level 1 — quoted prices (unadjusted) in active markets for identical securities.

Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment spreads, credit risk, etc.)

Level 3 — significant unobservable inputs (including the Master Fund’s own assumptions and indicative non-binding broker quotes.)

Fair value measurement disclosure for each class of assets and liabilities requires greater disaggregation than the Fund’s line items in the Statements of Financial Condition.  The Fund determines the appropriate classes for those disclosures on the basis of the nature and risks of the assets and liabilities and their classification in the fair value hierarchy (i.e., Level 1, Level 2, and Level 3).

The Fund values investments in the Master Fund where there are no other rights or obligations inherent within the ownership interest held by the Fund based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the year ended December 31, 2012 and the period ended December 31, 2011, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 2) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

For disclosures regarding the Master Fund’s investments and fair value measurements, see Note 3, “Significant Accounting Policies” on the attached Master Fund’s financial statements.

d.              Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2012 and 2011.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

e.               Subscriptions Received in Advance

Subscriptions received in advance represent amount paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2012 and 2011.  The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Statements of Financial Condition.

f.                Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2012 have been reflected as redemptions payable in the Statements of Financial Condition.  There were no capital withdrawals as of December 31, 2011.

g.              Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

g.              Income Taxes (continued)

Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the year ended December 31, 2012 and the period ended December 31, 2011, the Master Fund did not incur any interest or penalties.

4.                                      Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.              Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  During the year ended December 31, 2012, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of month-end members’ capital of the Fund.  Effective January 1, 2013, the Fund pays the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly Advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

4.                                      Agreements (continued)

b.              Trading Advisory Agreement (continued)

In addition, the Advisor is a special member of the Fund and receives a quarterly incentive allocation to its capital account in the Fund in the form of units of the Fund, the value of which shall be equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and are issued as special member units.  Pursuant to the Trading Advisory Agreement, the first incentive allocation shall be made at March 31, 2012 and, therefore no units were issued to the Advisor as of December 31, 2011 for the incentive allocation recorded during the period.  The incentive allocation recorded at December 31, 2011 was reversed during the first quarter of 2012.  The amount of $253,281 represents the incentive allocation earned on new trading profits earned during the third quarter of 2012.

In allocating substantially all of the assets of the Fund to the Master Fund, Sydling considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements.  Sydling may modify or terminate the allocation of assets to the Advisor at any time.

c.               Administration Agreement

Sydling, on behalf of the Fund, has entered into an administration agreement with the Administrator.  The Administrator will assist Sydling in performing certain day-to-day tasks on behalf of the Fund, including but not limited to, calculating daily or periodic portfolio valuations, reconciling cash and portfolio positions, providing portfolio reporting, maintaining books and records and calculating all fund fees.  Sydling will pay a portion of the administrative fee it receives from the Fund to the Administrator.

5.                                      Organization Costs

In 2011, organization costs of $356,282 relating to the issuance and marketing of the Fund’s units offered were initially paid by UBS Financial Services Inc. (“UBSFSI”).  These costs have been recorded as organization costs in the Statements of Financial Condition and represent the amount due to UBSFSI.  These costs are being reimbursed to UBSFSI by the Fund in 24 monthly installments.  The monthly installments will reduce the members’ capital for the purpose of calculating administrative and advisory fees and the incentive allocation.

As of December 31, 2012, $148,450 of these costs have been reimbursed to UBSFSI by the Fund.  There were no reimbursements made in 2011.  The remaining liability due to UBSFSI will not reduce the net asset value per unit (“NAV”) for any purpose other than financial reporting, including calculation of administrative and advisory fees, incentive allocation and the redemption/subscription value of units.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

6.                                      Subscriptions, Distributions and Redemptions

The Fund will offer units privately through its selling agent, UBSFSI.  UBS Securities LLC will pay a portion of its brokerage commissions to UBSFSI financial advisors who have sold units in the Fund.  The Fund may engage additional selling agents in the future, including selling agents affiliated or unaffiliated with Sydling.  The minimum initial subscription in the Fund is $25,000 (or $10,000 in the case of ERISA Plans).  The minimum additional investment for those who are current members and are qualified investors is $10,000.  Sydling may, in its sole discretion, lower these amounts.  Subscriptions for units are made five business days prior to the end of a month and are made at the NAV on the first day of the following month.  Sydling may reject any subscription for any reason for a reasonable period of time after receipt.

Distributions, if any, will be made at the sole discretion of Sydling.

Contingent upon 10 days’ prior notice to the trading manager, redemptions of the Fund’s units are made at the NAV as of the end of any month, provided that such units were held for three full months.  The units are classified as a liability when a member elects to redeem and informs the trading manager.  Sydling may, in its sole discretion, modify the length of required notices or other restrictions.

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $10,051,000.  Subsequent to year end redemptions were paid to the non-managing members totaling $9,412,214.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Sydling AAA Master Fund LLC

Affirmation of the Commodity Pool Operator

IN WITNESS WHEREOF, the undersigned has made and signed this document, and affirms that to the best of his knowledge and belief, the information contained on the attached statement is accurate and complete.

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director
Sydling Futures Management LLC
Trading Manager, Sydling AAA Master Fund LLC

Report of Independent Registered Public Accounting Firm

To the Member of

Sydling AAA Master Fund LLC

We have audited the accompanying statements of financial condition of Sydling AAA Master Fund LLC (the “Master Fund”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of operations, and changes in members’ capital, and financial highlights for the year ended December 31, 2012 and for the period from December 1, 2011 (commencement of trading operations) through December 31, 2011. These financial statements and financial highlights are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Master Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, including the condensed schedule of investments, referred to above present fairly, in all material respects, the financial position of Sydling AAA Master Fund LLC at December 31, 2012 and 2011, and the results of its operations, the changes in its members’ capital, and the financial highlights for the year ended December 31, 2012 and for the period from December 1, 2011 (commencement of trading operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

New York, New York

March 25, 2013

Sydling AAA Master Fund LLC

Statements of Financial Condition

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

	2012	2011
ASSETS

Future options purchased, at fair value (premiums paid $60,769,838 and $26,351,391, respectively)	$48,831,224	$24,802,824
Cash (including restricted cash of $8,149,158 and $2,863,553, respectively)	233,755,964	68,977,927
Net unrealized appreciation on open futures contracts	—	1,097,415
Interest receivable	5,776	442
Total Assets	$282,592,964	$94,878,608

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $23,375,878 and $11,231,844, respectively)	$16,637,538	$8,895,546
Net unrealized depreciation on open futures contracts	1,030,392	—
Redemptions payable	3,447,702	284,945
Accrued expenses:
Brokerage commissions	772,567	250,254
Professional fees and other expenses	70,889	73,548
Organizational costs	—	118,797
Total Liabilities	21,959,088	9,623,090

MEMBER’S CAPITAL

Non-Managing Member	260,633,876	85,255,518
Total Member’s Capital	260,633,876	85,255,518
Total Liabilities and Member’s Capital	$282,592,964	$94,878,608

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2012

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
6,931	ENERGY
	Call
3,051	Crude Oil Feb 2013 - Dec 2015	$26,725,600	10.25%
933	Other	575,974	0.22%
	Total Call Options Purchased	27,301,574	10.47%
	Put
2,238	Crude Oil Feb 2013 - Dec 2014	14,978,610	5.75%
709	Other	6,551,040	2.51%
	Total Put Options Purchased	21,529,650	8.26%
	Total Energy Options Purchased	48,831,224	18.73%
	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $60,769,838)	48,831,224	18.73%

	FUTURE OPTIONS WRITTEN
(4,616)	ENERGY
	Call
(3,000)	Other	(12,896,415)	(4.95)%
	Total Call Options Purchased	(12,896,415)	(4.95)%
	Put
(1,616)	Other	(3,741,123)	(1.43)%
	Total Put Options Purchased	(3,741,123)	(1.43)%
	Total Energy Options Purchased	(16,637,538)	(6.38)%
	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $23,375,878)	(16,637,538)	(6.38)%
	FUTURES CONTRACTS OWNED
9,073	ENERGY	9,348,307	3.59%
	TOTAL FUTURES CONTRACTS OWNED	9,348,307	3.59%
	FUTURES CONTRACTS SOLD
(7,965)	ENERGY	(10,378,699)	(3.98)%
	TOTAL FUTURES CONTRACTS SOLD	(10,378,699)	(3.98)%
	TOTAL FUTURES CONTRACTS	(1,030,392)	(0.39)%
	TOTAL OPTIONS AND FUTURES	31,163,294	11.96%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	229,470,582	88.04%
	TOTAL MEMBER’S CAPITAL	$260,633,876	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2012.

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2011

(Expressed in U.S. Dollars)

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

	FUTURE OPTIONS WRITTEN
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

Percentages shown represent a percentage of member’s capital as of December 31, 2011.

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Statements of Operations

For the year ended December 31, 2012 and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2012	2011
INVESTMENT INCOME

Interest income	$121,733	$442
Total Investment Income	121,733	442

EXPENSES

Brokerage, clearing and transaction fees	8,390,611	281,094
Professional fees	80,618	65,500
Organizational expenses	—	118,797
Total Expenses	8,471,229	465,391
Net Investment Income/(Loss)	(8,349,496)	(464,949)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	(4,798,263)	(511,969)
Futures	16,918,674	991,603
Net change in unrealized appreciation/(depreciation) on:
Options on futures	(5,988,005)	787,731
Futures	(2,127,807)	1,097,415
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	4,004,599	2,364,780
Net Income/(Loss)	$(4,344,897)	$1,899,831

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Statements of Changes in Member’s Capital

For the year ended December 31, 2012 and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2012	2011

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment income/(loss)	$(8,349,496)	$(464,949)
Net realized gain/(loss) from derivative instruments	12,120,411	479,634
Net change in unrealized appreciation/(depreciation) on derivative instruments	(8,115,812)	1,885,146
Net Income/(Loss)	(4,344,897)	1,899,831

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	201,883,911	83,651,142
Redemptions	(22,160,656)	(295,455)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	179,723,255	83,355,687
Net Increase (Decrease) in Member’s Capital	175,378,358	85,255,518
Member’s Capital at Beginning of Year/Period	85,255,518	—
Member’s Capital at End of Year/Period	$260,633,876	$85,255,518

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Financial Highlights

For the year ended December 31, 2012 and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the year indicated:

Year Ended
December 31, 2012

Ratio/Supplemental Data:
Ratio of net investment loss to average member’s capital (a)	(4.02)%
Ratio of total expenses to average member’s capital (a)	4.08%
Total return (b)	(1.62)%
Member’s capital at end of year	$260,633,876

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         The ratios to average member’s capital are calculated based on the member’s capital value for the year.  The average member’s capital used in the above ratios are calculated by using member’s capital prior to year-end withdrawals.

(b)         Total return assumes a purchase of an interest in the Master Fund at the beginning of the year and a sale of the Master Fund interest on the last day of the year noted.

The following represents the ratios to average member’s capital and other supplemental information for the period indicated:

Period Ended
December 31, 2011

Ratio/Supplemental Data:
Ratio of net investment income to average member’s capital (a)	(0.55)%
Ratio of total expenses to average member’s capital (a)	0.55%
Total return (b)	2.25%
Member’s capital at end of period	$85,255,518

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)         The ratios to average member’s capital are calculated based on the member’s capital value for the period and are not annualized.  The average member’s capital used in the above ratios are calculated by using member’s capital prior to period-end withdrawals.

(b)         Total return assumes a purchase of an interest in the Master Fund at the beginning of the period and a sale of the Master Fund interest on the last day of the period noted.

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Notes to Financial Statements

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

1.                                      Organization

Sydling AAA Master Fund LLC (the “Master Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Master Fund commenced on December 1, 2011.  The Master Fund’s investment objective is to seek to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Master Fund intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind.  The Master Fund also will engage in swap transactions involving crude oil and other energy related products.

The member of the Master Fund have appointed Sydling Futures Management LLC (“Sydling”) as the member designee (the “Member Designee”) to manage the business and affairs of the Master Fund and to act as the Master Fund’s commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

The Master Fund’s investors consist exclusively of AAA Energy Opportunities Fund LLC (the “Feeder”).  The Feeder invests substantially all of its assets in the Master Fund.

AAA Capital Management Advisors, Ltd. (the “Advisor” or “AAA”) serves as the trading advisor to the Master Fund and the Feeder.

BNY Mellon Investment Servicing (US) Inc. serves as administrator (the “Administrator”) of the Master Fund.

UBS Securities LLC (“UBS”) is the commodity broker (the “Commodity Broker”) for the Master Fund.  UBS is also an affiliate of Sydling.

2.                                      Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends the current guidance on fair value measurements to achieve common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States (“U.S. GAAP”) and International

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

2.                                      Recent Accounting Pronouncements (continued)

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  ASU No. 2011-11 requires disclosures to make financial statements that are prepared under U.S. GAAP more comparable to those prepared under IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statements of assets and liabilities as well as instruments subject to an agreement similar to a master netting arrangement.  In addition, ASU No. 2011-11 requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  New disclosures are required for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual years.  Management is currently evaluating the impact of ASU No. 2011-11 on the Master Fund’s financial statements and disclosures.

3.                                      Significant Accounting Policies

a.              Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in member’s capital from operations during the reporting period.  Actual results could differ from those estimates.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

b.              Statements of Cash Flows

The Master Fund is not required to provide a Statements of Cash Flows.

c.               Fair Value Measurements

The Master Fund values its investments at fair value, in accordance with U.S. GAAP, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Various inputs are used in determining the fair value of the Master Fund’s investments which are summarized in the three broad levels listed below.

Level 1 – quoted prices (unadjusted) in active markets for identical assets.

Level 2 – other significant observable inputs (including quoted prices for similar assets.)

Level 3 – significant unobservable inputs (including the Master Fund’s own assumptions and indicative non-binding broker quotes.)

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the year ended December 31, 2012 and the period ended December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

Fair value measurement disclosure for each class of assets and liabilities requires greater disaggregation than the Master Fund’s line items in the Statements of Financial Condition.  The Master Fund determines the appropriate classes for those disclosures on the basis of the nature and risks of the assets and liabilities and their classification in the fair value hierarchy (i.e., Level 1, Level 2, and Level 3).

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

For assets and liabilities measured at fair value on a recurring basis during the year, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the year ended December 31, 2012 and the period ended December 31, 2011, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 6, “Trading Activities”.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

ASSET TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$48,831,224	$48,831,224	$—	$—
Total Assets	$48,831,224	$48,831,224	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Written	$(16,637,538)	$(16,637,538)	$—	$—
Futures Contracts	$(1,030,392)	$(1,030,392)	$—	$—
Total Liabilities	$(17,667,930)	$(17,667,930)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Purchased	$24,802,824	$24,802,824	$—	$—
Futures Contracts	$1,097,415	$1,097,415	$—	$—
Total Assets	$25,900,239	$25,900,239	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Future Options Written	$(8,895,546)	$(8,895,546)	$—	$—
Total Liabilities	$(8,895,546)	$(8,895,546)	$—	$—

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

The Master Fund trades futures contracts, exchange-cleared swap contracts and options on futures.  Exchange-cleared swap contracts are swaps that are traded as futures.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a derivable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Master Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master Fund.  When the contract is closed, the Master Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded.  Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Operations.

The Master Fund may purchase and write (sell), both exchange-listed and OTC options on commodities or financial instruments.  An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period.  The option premium is the total price paid or received for the option contract.  When the Master Fund writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily.  When the Master Fund purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily.  Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Operations.

The fair value of the Master Fund’s assets and liabilities which qualify as financial instruments approximates the carrying amounts presented in the Statements of Financial Condition.

d.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2012 and 2011 have been reflected as redemptions payable in the Statements of Financial Condition.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

e.               Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less when purchased to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2012 and 2011.  Cash includes cash margin of $8,149,158 and $2,863,553 held by UBS against open derivative positions at December 31, 2012 and 2011, respectively.

f.                Income and Expenses Recognition

All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated to the Feeder at the time of such determination.

g.              Master Fund Expenses

The Master Fund bears all expenses incurred in its business, including, but not limited to, the following: all costs and expenses related to portfolio transactions and positions for the Master Fund’s account; legal fees; accounting and auditing fees; custodial fees; costs of computing the Master Fund’s member’s capital value, including valuation services provided by third parties; all costs with respect to communications to investors; and other types of expenses approved by the member.  In 2011, expenses also included organization costs.

h.              Member’s Capital Value

Member’s capital of the Master Fund is calculated by the Administrator as of the close of business at the end of any fiscal period in accordance with the valuation principles set forth below or as may be determined from time to time pursuant to policies established by the member.

Profits and losses from trading in the Master Fund, net of transaction fees, will be allocated pro rata to the capital account of the Feeder based on the member’s capital in the capital account compared to the aggregate member’s capital of all other capital accounts in the Master Fund.  The Master Fund’s expenses will be charged pro rata to the capital accounts of the Feeder.

i.                 Income Taxes

The Master Fund is classified as a partnership for U.S. federal income tax purposes and will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

i.                 Income Taxes (continued)

U.S. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.

Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the year ended December 31, 2012 and the period ended December 31, 2011, the Master Fund did not incur any interest or penalties.

4.                                      Agreements

a.              Limited Liability Company Agreement

The Member Designee administers the business affairs of the Master Fund including selecting one or more advisors to make trading decisions for the Master Fund.

b.              Trading Advisory Agreement

The Member Designee, on behalf of the Master Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with the Member Designee or UBS and is not responsible for the organization or operation of the Master Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master Fund.  All advisory fees in connection with the Trading Advisory Agreement shall be borne by the Feeder.  The Trading Advisory Agreement may be terminated upon notice by either party.

c.               Customer Agreement

The Master Fund has entered into a customer agreement (the “Customer Agreement”) with UBS whereby UBS provides services which include, among other things, the execution of transactions for the Master Fund’s account in accordance with orders placed by the Advisor.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

4.                                      Agreements (continued)

c.               Customer Agreement (continued)

With respect to transactions in the Master Fund that are allocable to the Feeder, the Feeder will pay UBS a monthly brokerage fee equal to 3.5% per year of adjusted member’s capital allocated pro rata from the Master Fund.  In addition, the Feeder will pay or reimburse UBS its allocable share of all actual transaction fees (including floor brokerage, exchange, clearing, give-up, user and NFA fees) estimated at approximately 0.50% of member’s capital per year.

For the year ended December 31, 2012 and the period ended December 31, 2011, the Master Fund incurred brokerage commissions and trading fees of $8,390,611 and $281,094, respectively, of which the brokerage commissions of $772,567 and $250,254 remained payable and are reflected on the Statements of Financial Condition as of December 31, 2012 and 2011, respectively.

5.                                      Organization Costs

In 2011, organization costs of $118,797 relating to the formation of the Master Fund were initially paid by UBS Financial Services Inc., an affiliate of Sydling and a selling agent for the Feeder.

6.                                      Trading Activities

The Master Fund was formed for the purpose of trading contacts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.  The results of the Master Fund’s trading activities are shown in the Statements of Operations.

The Customer Agreement between the Master Fund and UBS gives the Master Fund the legal right to net unrealized gains and losses on open futures contracts.  Futures contracts are executed on exchanges and are typically liquidated by entering into offsetting contracts.  The Master Fund nets, for financial reporting purposes, the unrealized gains and losses on open futures contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the year ended December 31, 2012 and the period ended December 31, 2011, based on a monthly calculation, was 990 and 192, respectively.  The average number of options contracts traded for the year ended December 31, 2012 and the period ended December 31, 2011, based on a monthly calculation, was 864 and 413, respectively.

The Master Fund is required to present enhanced information in order to provide users of financial statements with an improved degree of transparency and understanding of how and why an entity

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

uses derivative instruments, how derivative instruments are accounted for, and how derivative instruments affect an entity’s financial position, results of operations and its cash flows.  In order to provide such information to financial statement users, the Master Fund provides qualitative disclosures about an entity’s associated risk exposures, quantitative disclosures about fair value amounts of derivative instruments and the gains and losses from derivative instruments.

The following table indicated the gross fair values of derivative instruments of futures and options contracts as separate assets and liabilities as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
ASSETS
Futures Contracts
Energy	$15,366,416	$3,176,613
Total unrealized appreciation on open futures contracts	$15,366,416	$3,176,613

LIABILITIES
Futures Contracts
Energy	$(16,396,808)	$(2,037,725)
Grains	—	(41,473)
Total unrealized depreciation on open futures contracts	$(16,396,808)	$(2,079,198)

Net unrealized appreciation/(depreciation) on open futures contracts	$(1,030,392)	$1,097,415	*

ASSETS
Future Options Purchased
Energy	$48,831,224	$24,719,264
Index	—	83,560
Future Options Purchased	$48,831,224	$24,802,824	**

LIABILITIES
Future Options Written
Energy	$(16,637,538)	$(8,883,396)
Grains	—	(11,475)
Index	—	(675)
Future Options Written	$(16,637,538)	$(8,895,546	)***

* These amounts are in “Net unrealized appreciation/(depreciation) on open futures contracts” on the Statements of Financial Condition.

** These amounts are in “Future options purchased, at fair value” on the Statements of Financial Condition.

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

*** These amounts are in “Future options written, at fair value” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2012 and the period ended December 31, 2011.

	For the year ended	For the period ended
	December 31, 2012	December 31, 2011
	Gain (loss)	Gain (loss)
Sector	from trading	from trading
Energy	$3,908,377	$2,416,431
Grains	97,957	(46,873)
Index	(31,522)	(4,778)
Industrial	29,787	—
	$4,004,599	$2,364,780	****

**** These amounts are in “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

The volume of activity of futures and future options that are presented in the Condensed Schedule of Investments is consistent with the average daily activity during the year ended December 31, 2012 and for the period ended December 31, 2011.

7.                                      Financial Instruments Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain options contracts.  OTC contracts are negotiated between contracting parties and include forwards and certain options.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

7.                                      Financial Instruments Risks (continued)

an option has unlimited risk.  Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the members that have purchased interests in the Master Fund is limited to the amount of their capital contributions to the Master Fund and their share of the Master Fund’s assets and undistributed profits.  This limited liability is a consequence of the organization of the Master Fund as a limited liability company under applicable law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.  The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.  The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS or a UBS affiliate.  Credit risk with respect to exchange-traded instruments is reduced to the extent that through UBS, the Master Fund’s counterparty is an exchange or clearing organization.  Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The Advisor will concentrate the Master Fund’s trading in energy related markets.  Concentration in a limited number of commodity interests may subject the Master Fund’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Master Fund.

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

Sydling AAA Master Fund LLC

Notes to Financial Statements (continued)

December 31, 2012 and December 31, 2011

(Expressed in U.S. Dollars)

8.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Feeder totaling $10,051,000.  Subsequent to year end redemptions were paid to the Feeder totaling $10,337,656.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the Member Designee, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the CEO and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

•           The Fund’s internal control over financial reporting is a process under the supervision of the Member Designee’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•           pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund;

•           provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Fund’s receipts are handled and expenditures are made only pursuant to authorizations of the Member Designee; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Fund has no officers, directors or employees and its affairs are managed by Sydling. Investment decisions are made by the Advisor.

The officers and directors of the Member Designee are Jerry Pascucci (President and Director), Daryl Dewbrey (Senior Vice President, Secretary and Director), Michael Perry (Senior Vice President and Director), Jennifer Magro (Chief Financial Officer and Director) William Frey (Director), John J. Brown (Director) and Robert Showers (Director). Each director of the Member Designee holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) UBS Alternatives LLC, as the sole member of the Member Designee. The officers of the Member Designee are designated by the Member Designee’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

The Fund has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Fund has not adopted any procedures by which investors may recommend nominees to the Fund’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions for such services, as described under “Item 1. Business.” During the year ended December 31, 2012 and the period ended December 31, 2011, UBS Securities earned $8,390,611 and $281,094, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $4,393,936 and $142,364 in advisory fees during 2012 and 2011, respectively. The Member Designee earned $1,098,484 and $35,591 in administrative fees during 2012 and 2011, respectively. The Advisor earned an incentive allocation of $253,281 for the year ended December 31, 2012. There was no incentive allocation earned for the period ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2013, there were no beneficial owners of more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units		Redeemable Units	%

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2012:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Member Designee unit equivalents	Member Designee	25.000	0.01%
Redeemable Units	Jennifer Magro*	25.057	0.01%
Redeemable Units	Michael Perry*	50.000	0.02%

Principals who own Redeemable Units:*

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. UBS Financial Services and the Member Designee would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Fund are set forth under “Item 1. Business” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) in the year ended December 31, 2012 and the period ended December 31, 2011 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2012	$25,750
2011	$23,750

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by E&Y for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2012	$45,000
2011	$30,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2012 and 2011

Statements of Operations for the year ended December 31, 2012 and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011

Statements of Changes in Members’ Capital for the year ended December 31, 2012 and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011

Notes to Financial Statements

(2)	Exhibits

3.1	Certificate of Formation is incorporated herein by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

3.2	Application for Authority is incorporated herein by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

3.3	Second Amended and Restated LLC Agreement is incorporated herein by reference to Exhibit 3.3 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

10.1

Customer Agreement between the Master Fund and UBS Securities is incorporated herein by reference to Exhibit 10.1 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

10.2

Agency Agreement between the Fund and UBS Financial Services is incorporated herein by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

10.3

Trading Manager Agreement among the Fund, the Master Fund and Sydling is incorporated herein by reference to Exhibit 10.3 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

10.4

Trading Advisory Agreement between the Fund and the Advisor is incorporated herein by reference to Exhibit 10.4 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

(a)	Letter from the Member Designee extending Trading Advisory Agreement for 2012, dated June 19, 2012 (filed herewith).

10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities is incorporated herein by reference to Exhibit 10.5 to the Fund’s Registration Statement on Form 10 (File No. 000-54670) filed on April 26, 2012.

99.1	Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA ENERGY OPPORTUNITIES FUND LLC

By:	Sydling Futures Managment LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci,
President & Director
Date: March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pasucci	/s/ Daryl Dewbrey	/s/Michael Perry
Jerry Pascucci President and Director Sydling Futures Management LLC Date: March 28, 2013	Daryl Dewbrey Director Sydling Futures Management LLC Date: March 28, 2013	Michael Perry Director Sydling Futures Management LLC Date: March 28, 2013

/s/ Jennifer Magro	/s/ John Brown	/s/ Robert Showers
Jennifer Magro Chief Financial Officer Sydling Futures Management LLC Date: March 28, 2013	John Brown Director Sydling Futures Management LLC Date: March 28, 2013	Robert Showers Director Sydling Futures Management LLC Date: March 28, 2013

/s/ William Frey
William Frey Director Sydling Futures Management LLC Date: March 28, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.