Form 10-Q
period 2013-03-31
AAA Energy Opportunities Fund LLC
filed 2013-05-15
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, 276,601.724 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2013 and 2012 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 — 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 — 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 — 20

Item 4.	Controls and Procedures	20

PART II — Other Information		21 — 22

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $259,076,458 and $263,002,544, respectively)	$237,275,393	$260,633,876
Cash	6,434,441	2,796,107
Receivable from Sydling AAA Master Fund LLC	5,123,325	3,447,702
Total Assets	$248,833,159	$266,877,685

LIABILITIES

Subscriptions received in advance	$6,271,500	$2,712,500
Redemptions payable	4,670,511	2,839,320
Accrued expenses:
Advisory fees	302,937	440,039
Administrative fees	125,912	110,010
Professional fees and other expenses	127,441	97,405
Organizational costs	178,226	207,832
Total Liabilities	11,676,527	6,407,106

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	22,001	24,007
Special Member (253.781 Redeemable Units)	223,341	243,701
Non-Managing Members (269,200.282 and 270,966.171 Redeemable Units)	236,911,290	260,202,871

Total Members’ Capital	237,156,632	260,470,579
Total Liabilities and Members’ Capital	$248,833,159	$266,877,685
Members’ Capital per Redeemable Unit (based on 269,479.063 and 271,244.952 Redeemable Units)	$880.06	$960.28

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$33,945	$12,804

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	2,440,598	1,461,017
Advisory fees	923,189	732,981
Administrative fees	307,730	183,245
Professional fees and other expenses	103,125	103,750
Total Expenses	3,774,642	2,480,993

NET INVESTMENT INCOME/(LOSS)	(3,740,697)	(2,468,189)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	(9,387,619)	(1,216,028)
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	(8,866,407)	700,857
Total Trading Results	(18,254,026)	(515,171)

Net income/(loss) before incentive allocation to Special Member	(21,994,723)	(2,983,360)

Reversal of incentive allocation to Special Member	—	317,818

Net income/(loss) after incentive allocation to Special Member	(21,994,723)	(2,665,542)

Subscriptions — Non-managing Members	12,763,500	89,633,701
Redemptions — Non-managing Members	(14,082,724)	(505,362)
Reversal of incentive allocation to Special Member	—	(317,818)

Net increase/(decrease) in Members’ Capital	(23,313,947)	86,144,979

Members’ Capital, beginning of period	$260,470,579	$84,899,236

Members’ Capital, end of period	$237,156,632	$171,044,215

Net income/(loss) per Redeemable Unit	$(80.22)	$(15.15)

Weighted average Redeemable Units outstanding	270,546.675	136,469.678

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

March 31, 2013

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling AAA Master Fund LLC (“Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2013 and December 31, 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member-managed for purposes of Delaware law.  Pursuant to the Fund’s limited liability company agreement, as may be amended from time to time (the “LLC Agreement”), the members of the Fund (each, a “Member” and collectively, the “Members”) have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s commodity pool operator and trading manager.  Sydling is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a wholly owned subsidiary of UBS AG.

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund.

AAA Capital Management Advisors, Ltd. (the “Advisor”) serves as the trading advisor to the Fund and Sydling AAA Master Fund LLC (the “Master Fund”).  In addition, the Advisor is also a special member of the Fund (in such capacity, the “Special Member”).

Sydling and each Member share in the profits and losses of the Fund, after the allocation to the Special Member, if any, in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2013	December 31, 2012

ASSETS

Cash (including restricted cash of $5,971,028 and $8,149,158, respectively)	$225,720,746	$233,755,964
Future options purchased, at fair value (premiums paid $58,210,072 and $60,769,838, respectively)	35,207,284	48,831,224
Interest receivable	24,897	5,776
Total Assets	$260,952,927	$282,592,964

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $25,699,995 and $23,375,878, respectively)	$15,400,614	$16,637,538
Net unrealized depreciation on open futures contracts	2,393,666	1,030,392
Redemptions payable	5,123,325	3,447,702
Accrued expenses:
Brokerage fees	709,065	772,567
Professional fees and other expenses	50,864	70,889
Total Liabilities	23,677,534	21,959,088

MEMBER’S CAPITAL

Non-Managing Members	237,275,393	260,633,876
Total Member’s Capital	237,275,393	260,633,876
Total Liabilities and Member’s Capital	$260,952,927	$282,592,964

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
8,587	ENERGY
	Call
3,403	Crude Oil May 2013 — Dec 2015	$18,610,870	7.84%
903	Other	1,921,741	0.81%
	Total Call Options Purchased	20,532,611	8.65%
	Put
4,281	Other	14,674,673	6.18%
	Total Put Options Purchased	14,674,673	6.18%

	Total Energy Options Purchased	35,207,284	14.83%

	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $58,210,072)	35,207,284	14.83%

	FUTURE OPTIONS WRITTEN
(6,398)	ENERGY
	Call
(4,694)	Other	(13,056,396)	(5.50)%
	Total Call Options Written	(13,056,396)	(5.50)%
	Put
(1,704)	Other	(2,344,218)	(0.99)%
	Total Put Options Written	(2,344,218)	(0.99)%

	Total Energy Options Written	(15,400,614)	(6.49)%

	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $25,699,995)	(15,400,614)	(6.49)%

	FUTURES CONTRACTS OWNED
6,105	ENERGY	5,721,934	2.41%
	TOTAL FUTURES CONTRACTS OWNED	5,721,934	2.41%

	FUTURES CONTRACTS SOLD
(6,950)	ENERGY	(8,115,600)	(3.42)%
	TOTAL FUTURES CONTRACTS SOLD	(8,115,600)	(3.42)%

	TOTAL FUTURES CONTRACTS	(2,393,666)	(1.01)%

	TOTAL OPTIONS AND FUTURES	17,413,004	7.33%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	219,862,389	92.67%
	TOTAL MEMBER’S CAPITAL	$237,275,393	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2013.

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2012

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

Sydling AAA Master Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

INVESTMENT INCOME

Interest income	$33,945	$12,804

EXPENSES

Brokerage, clearing and transaction fees	2,419,349	1,437,143
Professional fees	21,250	23,875
Total Expenses	2,440,599	1,461,018

NET INVESTMENT INCOME/(LOSS)	(2,406,654)	(1,448,214)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	(2,232,334)	205,545
Futures	(7,155,285)	(1,421,573)
Net change in unrealized appreciation/(depreciation) on:
Options on futures	(7,503,132)	(3,664,255)
Futures	(1,363,275)	4,365,112
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(18,254,026)	(515,171)

Net income/(loss)	(20,660,680)	(1,963,385)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	12,763,500	89,633,703
Redemptions	(15,461,303)	(1,584,719)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(2,697,803)	88,048,984
Net Increase/(Decrease) in Member’s Capital	(23,358,483)	86,085,599
Member’s Capital, Beginning of Period	260,633,876	85,255,518
Member’s Capital, End of Period	$237,275,393	$171,341,117

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$960.28	$1,011.12
Income/(loss) from investment operations:
Net investment income/(loss) and incentive allocation	(13.57)	(17.02)
Net realized and unrealized gain/(loss) from investment activities (b)	(66.65)	(0.34)
Reversal of incentive allocation to Special Member (d)	—	2.21
Total from investment operations	(80.22)	(15.15)
Members’ capital per Redeemable Unit, end of period	$880.06	$995.97

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.09)%	(7.56)%

Ratio of total expenses to average Members’ capital	6.14%	7.60%
Ratio of reversal of incentive allocation to average Members’ capital (d)	—	(0.97)%
Ratio of total expenses and incentive allocation to average Members’ capital	6.14%	6.63%

Total return before incentive allocation	(8.35)%	(1.26)%
Reversal of incentive allocation (d)	—	(0.24)%
Total return after incentive allocation	(8.35)%	(1.50)%

Members’ capital at end of period	$237,156,632	$171,044,215

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

(c)          The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period.

(d)         The accrued incentive allocation at December 31, 2011 was reversed during the three months ended March 31, 2012.

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Ratio/Supplemental Data: (a)
Ratio of net investment income to average member’s capital	(3.91)%	(4.43)%
Ratio of total expenses to average member’s capital	3.97%	4.46%
Total return	(7.85)%	(1.13)%
Member’s capital at end of period	$237,275,393	$171,341,117

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)                                 The ratios to average Member’s capital are annualized.  The average Member’s capital used in the above ratios is an average of each month-end members’ capital during the period.

3.              Trading Activities

The Fund was formed for the purpose of trading contacts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.   The Fund invests substantially all of its assets through a “master/feeder” structure. The Fund’s pro rata share of the results of the Master Fund’s trading activities is shown in the Fund’s Statements of Operations and Changes in Members’ Capital.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2013 and 2012, based on a monthly calculation, was 8,993 and 5,692, respectively.  The average number of options contracts traded for the three months ended March 31, 2013 and 2012, based on a monthly calculation, was 5,360 and 4,319, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
ASSETS
Futures Contracts
Energy	$8,066,670	$15,366,416
Total unrealized appreciation on open futures contracts	$8,066,670	$15,366,416

LIABILITIES
Futures Contracts
Energy	$(10,460,336)	$(16,396,808)
Total unrealized depreciation on open futures contracts	$(10,460,336)	$(16,396,808)

Net unrealized appreciation/(depreciation) on open futures contracts	$(2,393,666)	$(1,030,392	)*

ASSETS
Future Options Purchased
Energy	$35,207,284	$48,831,224
Future Options Purchased	$35,207,284	$48,831,224	**

LIABILITIES
Future Options Written
Energy	$(15,400,614)	$(16,637,538)
Future Options Written	$(15,400,614)	$(16,637,538	)***

* These amounts are presented as “Net unrealized depreciation on open futures contracts” on the Master Fund’s Statements of Financial Condition.

**  These amounts are presented as “Future options purchased, at fair value” on the Master Fund’s Statements of Financial Condition.

***These amounts are presented as “Future options written, at fair value” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013		Three months ended March 31, 2012
Sector	Gain/(loss) from trading		Gain/(loss) from trading
Energy	$(18,254,027)		$(480,487)
Grains	—		53,394
Index	—		(95,272)
Industrial	—		7,194
	$(18,254,027	)****	$(515,171	)****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average daily activity during the three months ended March 31, 2013 and 2012.

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

Level 3 — significant unobservable inputs (including Sydling’s own assumptions and indicative non-binding broker quotes)

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended March 31, 2013 and December 31, 2012, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended March 31, 2013 and December 31, 2012, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$35,207,284	$35,207,284	$—	$—
Total Assets	$35,207,284	$35,207,284	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Future Options Written	$(15,400,614)	$(15,400,614)	$—	$—
Futures Contracts, net	$(2,393,666)	$(2,393,666)	$—	$—
Total Liabilities	$(17,794,280)	$(17,794,280)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$48,831,224	$48,831,224	$—	$—
Total Assets	$48,831,224	$48,831,224	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Written	$(16,637,538)	$(16,637,538)	$—	$—
Futures Contracts, net	$(1,030,392)	$(1,030,392)	$—	$—
Total Liabilities	$(17,667,930)	$(17,667,930)	$—	$—

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master Fund’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in its Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master Fund has credit risk and concentration risk because the sole counterparty or broker with respect to the Master Fund’s assets is UBS Securities or an affiliate thereof. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through UBS Securities, the Master Fund’s counterparty is an exchange or clearing organization. Futures contracts are conducted through regulated exchanges which have margin requirements, and are settled in cash on a daily basis, thereby minimizing credit risk.

The Advisor will concentrate the Master Fund’s trading in energy-related markets. Concentration in a limited number of commodity interests may subject the Master Fund’s account to greater volatility than if a more diversified portfolio of contracts were traded on behalf of the Master Fund.

As both a buyer and seller of options, the Master Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master Fund to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset.  As such, the Master Fund does not consider these contracts to be guarantees.

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K for the year ended December 31, 2012.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with ASC 230.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2013 and December 31, 2012.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2013 and December 31, 2012. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2013 and December 31, 2012 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2013 and December 31, 2012, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Fund should also provide the disclosures retrospectively for all comparative periods presented.  The impact of the pronouncement was not material as the Fund and the Master Fund have presented both net unrealized gains and losses on open future contracts on the statement of operations and disclosed gross unrealized gains and losses in Note 3. Trading Activities during the quarter and in prior periods.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2013, additional subscriptions were received from the non-managing Members totaling $3,840,811.  Subsequent to March 31, 2013, redemptions were paid to the non-managing Members totaling $7,384,598.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin, interest receivable and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

For the three months ended March 31, 2013 and 2012, the Master Fund’s average margin to equity ratio was 2.10% and 3.24%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, the Fund’s capital decreased 8.95% from $260,470,579 to $237,156,632. This decrease was attributable to a net loss from operations of $21,994,723, coupled with the redemptions of Redeemable Units resulting in an outflow of $14,082,724, which was partially offset by subscriptions for Redeemable Units totaling $12,763,500. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2013, the Master Fund’s capital decreased 8.96% from $260,633,876 to $237,275,393. This decrease was attributable to a net loss from operations of $20,660,680, coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $15,461,303, which was partially offset by subscriptions for interest in the Master Fund totaling $12,763,500. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Fund records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains/(losses) and change in net unrealized gains/(losses) in the Statements of Operations and Changes in Members’ Capital.

Results of Operations

During the Fund’s first quarter of 2013, the net asset value per Redeemable Unit decreased 8.35% from $960.28 to $880.06. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2013 of $18,254,026. Losses were primarily attributable to the Master Fund’s trading of commodity futures in RBOB/gasoline, NYMEX Crude Oil and NYMEX Gasoil and were partially offset by gains in NYMEX Heating Oil, IPE Brent Crude Oil and NYMEX Natural Gas.

The Fund declined primarily from positions related to WTI/crude, NYMEX Gasoil and RBOB/gasoline. Modest gains were generated from NYMEX Heating Oil, IPE Brent Crude Oil and NYMEX Natural Gas. Short WTI crude spread exposure hurt the portfolio in both January and March as the fixed price and spread markets rallied. Prices moved higher despite negative fundamentals relating to extremely high stocks in Cushing, expectations of run cuts and that the Seaway Pipeline flows out of Cushing would be lower and less consistent in the subsequent months. Additionally, long crude option volatility cost the portfolio as the back of the volatility curve declined. Heating oil versus gasoil arbitrage was another big detractor last quarter. The Fund remains bearish on the distillate complex relative to crude oil and believe Euro distillate is set to weaken relative to the US market. Natural gas contributed very modest gains as the Fund becomes more constructive on the opportunity set. While natural gas volatility remains depressed, fundamentals are have a greater impact on price movements.

During the Fund’s first quarter of 2012, the net asset value per unit decreased 1.5% from $1,011.12 to $995.97. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2012 of $515,171. Losses were primarily attributable to the Master Fund’s trading of commodity futures in IPE Brent Crude Oil, NYMEX Crude Oil, Indices and Softs and were partially offset by gains in NYMEX Energy Swaps, IPE Gas Oil, NYMEX Gasoline, NYMEX Natural Gas, NYMEX Heating Oil.

The most significant losses were incurred within the energies complex during January and February as short futures positions in IPE Brent Crude Oil were negatively impacted as potential supply disruptions from Iran helped push prices higher. Further losses were incurred from short call options in IPE Brent Crude Oil as prices rallied during January and February which also detracted from performance. Short futures positions in Light Sweet Crude Oil also incurred losses during February as prices strengthened on potential supply disruptions and an expected increase in demand. Additional losses were incurred within the energies complex from short futures positions in RBOB/gasoline as prices rallied in March despite significant open long interest in the market and weaker demand numbers in the United States. Trading in equity indices resulted in losses as long put options on the S&P 500 Index were negatively impacted during January and February as the U.S. equity markets rallied given renewed optimism about the economy. Lastly, long futures positions in Ethanol were negatively impacted during January and March as prices fell sharply during these two months as increased volatility in global commodity markets affected prices.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage, clearing and transaction fees of the Master Fund for the three months ended March 31, 2013 and 2012 were $2,419,349 and $1,437,143, respectively. The increase in brokerage, clearing and transaction fees is due to higher net assets in the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.  Advisory fees of the Fund for the three months ended March 31, 2013 and 2012 were $923,189 and $732,981, respectively. The calculation of advisory fees was based on a monthly average net asset value of $245,826,879 and $130,507,982 for the three months ended March 31, 2013 and 2012, respectively. The increase in advisory fees is due to higher average net assets in the three months ended March 31, 2013 as compared to the corresponding period in 2012, which was slightly offset by a decrease in the advisory fee from 2% to 1.5% as of January 1, 2013.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees of the Fund for the three months ended March 31, 2013 and 2012 were $307,730 and $183,245, respectively. The calculation of administrative fees was based on an average net asset value of $245,826,879 and $130,507,982 for the three months ended March 31, 2013 and 2012, respectively.  The increase in administrative fees is due to higher average net assets in the three months ended March 31, 2013 as compared to the corresponding period in 2012.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive allocation made for the three months ended March 31, 2013 and 2012.  The accrued incentive allocation at December 31, 2011 was reversed during the three months ended March 31, 2012.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended March 31, 2013 and the year ended December 31, 2012. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, the Master Fund’s total capitalization was $237,275,393 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2013 was as follows:

			Three Months ended March 31, 2013 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$5,971,028	2.52%	10,010,102	1,093,732	4,669,632
Total	$5,971,028	2.52%

As of December 31, 2012, the Master Fund’s total capitalization was $260,633,876 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2012 was as follows:

			Twelve Months ended December 31, 2012
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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

•                                          provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and (ii) the Fund’s receipts are handled and expenditures are made only pursuant to authorizations of Sydling; and

•                                          provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were additional subscriptions of 14,026.125 Redeemable Units totaling $12,763,500. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	3,432.389	$896,84	N/A	N/A
February 1, 2013 — February 28, 2013	7,055.237	$897.76	N/A	N/A
March 1, 2012 — March 31, 2013	5,304.385	$880.50	N/A	N/A
Total	15,792.011	$891.70

* Generally, Members are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to Sydling. Under certain circumstances, Sydling can compel redemption, although to date, it has not exercised this right. Purchases of Redeemable Units by the Fund reflected in the chart above were made in the ordinary course of the Fund’s business in connection with effecting redemptions for Members.

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2012, dated June 19,2012 (filed as Exhibit
10.4 (a) to the Form 10-K filed on March 28, 2013 and incorporated herein by reference).

(b)	Amendment to the Trading Advisory Agreement between the Fund and the Advisor (filed herewith).

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

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2012 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

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

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2013