Form 10-Q
period 2013-06-30
AAA Energy Opportunities Fund LLC
filed 2013-08-14
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, 255,923.647 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2013 and 2012 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	21

PART II — Other Information		21 – 22

Exhibits
Exhibit 31.1 — Certification

Exhibit 31.2 — Certification

Exhibit 32.1 — Certification

Exhibit 32.2 — Certification

Exhibit 101.INS — XBRL Instance Document

Exhibit 101.SCH — XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $241,085,604 and $263,002,544, respectively)	$221,466,774	$260,633,876
Cash	1,975,419	2,796,107
Receivable from Sydling AAA Master Fund LLC	8,494,352	3,447,702
Total Assets	$231,936,545	$266,877,685

LIABILITIES

Subscriptions received in advance	$1,860,000	$2,712,500
Redemptions payable	8,061,945	2,839,320
Accrued expenses:
Advisory fees	287,390	440,039
Administrative fees	95,797	110,010
Professional fees and other expenses	115,845	97,405
Organizational costs	123,019	207,832
Total Liabilities	10,543,996	6,407,106

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	21,808	24,007
Special Member (253.781 Redeemable Units)	221,383	243,701
Non-Managing Members (253,513.380 and 270,966.171 Redeemable Units)	221,149,358	260,202,871

Total Members’ Capital	221,392,549	260,470,579
Total Liabilities and Members’ Capital	$231,936,545	$266,877,685
Members’ Capital per Redeemable Unit (based on 253,792.161 and 271,244.952 Redeemable Units)	$872.34	$960.28

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$14,008	$23,565	$47,953	$36,369

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	2,341,606	2,003,488	4,782,205	3,464,547
Advisory fees	890,545	1,040,319	1,813,733	1,773,301
Administrative fees	296,848	260,080	604,578	443,326
Professional fees and other expenses	103,125	103,750	206,250	207,498
Total Expenses	3,632,124	3,407,637	7,406,766	5,888,672

NET INVESTMENT INCOME/(LOSS)	(3,618,116)	(3,384,072)	(7,358,813)	(5,852,303)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	(5,602,365)	7,178,036	(14,989,984)	5,962,049
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	7,191,040	(13,565,386)	(1,675,367)	(12,864,528)
Total Trading Results	1,588,675	(6,387,350)	(16,665,351)	(6,902,479)

Net income/(loss) before incentive allocation to Special Member	(2,029,441)	(9,771,422)	(24,024,164)	(12,754,782)

Reversal of incentive allocation to Special Member	—	—	—	317,818

Net income/(loss) after incentive allocation to Special Member	(2,029,441)	(9,771,422)	(24,024,164)	(12,436,964)

Subscriptions — Non-managing Members	17,154,811	64,945,017	29,918,311	154,578,720
Redemptions — Non-managing Members	(30,889,453)	(1,930,470)	(44,972,177)	(2,435,833)
Reversal of incentive allocation to Special Member	—	—	—	(317,818)

Net increase/(decrease) in Members’ Capital	(15,764,083)	53,243,125	(39,078,030)	139,388,105

Members’ Capital, beginning of period	$237,156,632	$171,044,216	$260,470,579	$84,899,236

Members’ Capital, end of period	$221,392,549	$224,287,341	$221,392,549	$224,287,341

Net income/(loss) per Redeemable Unit	$(7.72)	$(46.00)	$(87.94)	$(61.15)

Weighted average Redeemable Units outstanding	261,379.011	208,989.401	267,844.739	161,005.625

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2013

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling AAA Master Fund LLC (“Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2013 and December 31, 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 and Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2013 and 2012 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2013	December 31, 2012

ASSETS

Cash (including restricted cash of $7,506,051 and $8,149,158, respectively)	$212,600,210	$233,755,964
Future options purchased, at fair value (premiums paid $54,083,678 and $60,769,838, respectively)	31,759,920	48,831,224
Net unrealized appreciation on open futures contracts	2,774,247	—
Interest receivable	4,085	5,776
Total Assets	$247,138,462	$282,592,964

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $28,111,616 and $23,375,878, respectively)	$16,468,137	$16,637,538
Net unrealized depreciation on open futures contracts	—	1,030,392
Redemptions payable	8,494,352	3,447,702
Accrued expenses:
Brokerage fees	672,682	772,567
Professional fees and other expenses	36,517	70,889
Total Liabilities	25,671,688	21,959,088

MEMBER’S CAPITAL

Non-Managing Members	221,466,774	260,633,876
Total Member’s Capital	221,466,774	260,633,876
Total Liabilities and Member’s Capital	$247,138,462	$282,592,964

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
8,975	ENERGY
	Put
2,530	Crude Oil August 2013 — Dec 2014	$11,351,030	5.13%
1,979	Other	9,090,950	4.10%
	Total Call Options Purchased	20,441,980	9.23%
	Call
4,466	Other	11,317,940	5.11%
	Total Call Options Purchased	11,317,940	5.11%

	Total Energy Options Purchased	31,759,920	14.34%

	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $54,083,678)	31,759,920	14.34%

	FUTURE OPTIONS WRITTEN
(8,156)	ENERGY
	Put
(3,193)	Other	(8,377,180)	(3.78)%
	Total Call Options Written	(8,377,180)	(3.78)%
	Call
(4,963)	Other	(8,090,957)	(3.65)%
	Total Put Options Written	(8,090,957)	(3.65)%

	Total Energy Options Written	(16,468,137)	(7.44)%

	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $28,111,616)	(16,468,137)	(7.44)%

	FUTURES CONTRACTS OWNED
6,800	ENERGY	(12,733,065)	(5.75)%
	TOTAL FUTURES CONTRACTS OWNED	(12,733,065)	(5.75)%

	FUTURES CONTRACTS SOLD
(7,509)	ENERGY	15,507,312	7.00%
	TOTAL FUTURES CONTRACTS SOLD	15,507,312	7.00%

	TOTAL FUTURES CONTRACTS	2,774,247	1.25%

	TOTAL OPTIONS AND FUTURES	18,066,030	8.16%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	203,400,744	91.84%
	TOTAL MEMBER’S CAPITAL	$221,466,774	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2013.

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

Sydling AAA Master Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

INVESTMENT INCOME

Interest income	$14,008	$23,565	$47,953	$36,369

EXPENSES

Brokerage, clearing and transaction fees	2,320,356	1,979,614	4,739,705	3,416,797
Professional fees	21,250	23,874	42,500	47,750
Total Expenses	2,341,606	2,003,488	4,782,205	3,464,547

NET INVESTMENT INCOME/(LOSS)	(2,327,598)	(1,979,923)	(4,734,252)	(3,428,178)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	(240,212)	4,286,471	(2,472,546)	4,492,016
Futures	(5,362,153)	2,891,565	(12,517,438)	1,470,033
Net change in unrealized appreciation/(depreciation) on:
Options on futures	2,023,127	(2,110,504)	(5,480,005)	(5,774,758)
Futures	5,167,913	(11,454,882)	3,804,638	(7,089,770)
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	1,588,675	(6,387,350)	(16,665,351)	(6,902,479)

Net income/(loss)	(738,923)	(8,367,273)	(21,399,603)	(10,330,657)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	17,154,811	64,945,017	29,918,311	154,578,720
Redemptions	(32,224,507)	(3,379,153)	(47,685,810)	(4,963,873)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(15,069,696)	61,565,864	(17,767,499)	149,614,847
Net Increase/(Decrease) in Member’s Capital	(15,808,619)	53,198,591	(39,167,102)	139,284,190
Member’s Capital, Beginning of Period	237,275,393	171,341,117	260,633,876	85,255,518
Member’s Capital, End of Period	$221,466,774	$224,539,708	$221,466,774	$224,539,708

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$880.06	$995.97	$960.28	$1,011.12
Income/(loss) from investment operations:
Net investment income/(loss) and incentive allocation	(13.36)	(15.68)	(26.93)	(32.70)
Net realized and unrealized gain/(loss) from investment activities (b)	5.64	(30.32)	(61.01)	(30.66)
Reversal of incentive allocation to Special Member (d)	—	—	—	2.21
Total from investment operations	(7.72)	(46.00)	(87.94)	(61.15)
Members’ capital per Redeemable Unit, end of period	$872.34	$949.97	$872.34	$949.97

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.31)%	(6.84)%	(6.19)%	(7.17)%
Ratio of total expenses to average Members’ capital	6.34%	6.89%	6.23%	7.22%
Ratio of incentive allocation to average Members’ capital	—%	—%	—%	—%
Ratio of reversal of incentive allocation to average Members’ capital (d)	—%	—%	—%	(0.39)%
Ratio of total expenses and incentive allocation to average Members’ capital	6.34%	6.89%	6.23%	6.83%

Total return before incentive allocation	(0.88)%	(4.62)%	(9.16)%	(6.24)%
Incentive allocation	—	—	—	—%
Reversal of incentive allocation (d)	—%	—%	—%	0.19%
Total return after incentive allocation	(0.88)%	(4.62)%	(9.16)%	(6.05)%

Members’ capital at end of period	$221,392,549	$224,287,341	$221,392,549	$224,287,341

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

(d)         The accrued incentive allocation at December 31, 2011 was reversed during the six months ended June 30, 2012.

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Ratio/Supplemental Data: (a)
Ratio of net investment income to average member’s capital	(4.06)%	(4.00)%	(3.98)%	(4.19)%
Ratio of total expenses to average member’s capital	4.08%	4.05%	4.02%	4.24%
Total return	(0.32)%	(3.58)%	(8.51)%	(4.38)%
Member’s capital at end of period	$221,466,774	$224,539,708	$221,466,774	$224,539,708

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2013 and 2012, based on a monthly calculation, was 8,866 and 5,668, respectively.  The average number of options contracts traded for the three months ended June 30, 2013 and 2012, based on a monthly calculation, was 6,063 and 5,296, respectively.  The average number of futures contracts traded for the six months ended June 30, 2013 and 2012, based on a monthly calculation, was 8,930 and 5,680, respectively.  The average number of options contracts traded for the six months ended June 30, 2013 and 2012, based on a monthly calculation, was 5,712 and 4,808, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
ASSETS
Futures Contracts
Energy	$17,282,847	$15,366,416
Total unrealized appreciation on open futures contracts	$17,282,847	$15,366,416

LIABILITIES
Futures Contracts
Energy	$(14,508,600)	$(16,396,808)
Total unrealized depreciation on open futures contracts	$(14,508,600)	$(16,396,808)

Net unrealized appreciation/(depreciation) on open futures contracts	$2,774,247	$(1,030,392	)*

ASSETS
Future Options Purchased
Energy	$31,759,920	$48,831,224
Future Options Purchased	$31,759,920	$48,831,224	**

LIABILITIES
Future Options Written
Energy	$(16,468,137)	$(16,637,538)
Future Options Written	$(16,468,137)	$(16,637,538	)***

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30, 2013		Three months ended June 30, 2012		Six months ended June 30, 2013		Six months ended June 30, 2012
Sector	Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading
Energy	$1,588,675		$(6,510,027)		$(16,665,351)		$(6,988,371)
Grains	—		34,232		—		87,625
Index	—		63,750		—		(31,521)
Industrial	—		24,695		—		29,788
	$1,588,675	****	$(6,387,350	)****	$(16,665,351	)****	$(6,902,479	)****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average daily activity during the three and six months ended June 30, 2013 and 2012.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2013 and December 31, 2012, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended June 30, 2013 and December 31, 2012, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$31,759,920	$31,759,920	$—	$—
Futures Contracts, net	$2,774,247	$2,774,247	$—	$—
Total Assets	$34,534,167	$34,534,167	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2013	Level 1	Level 2	Level 3
Future Options Written	$(16,468,137)	$(16,468,137)	$—	$—
Total Liabilities	$(16,468,137)	$(16,468,137)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$48,831,224	$48,831,224	$—	$—
Total Assets	$48,831,224	$48,831,224	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Written	$(16,637,538)	$(16,637,538)	$—	$—
Futures Contracts, net	$(1,030,392)	$(1,030,392)	$—	$—
Total Liabilities	$(17,667,930)	$(17,667,930)	$—	$—

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

6.              Significant Accounting Policies

The Fund’s and the Master Fund’s accounting policies are the same and are consistent with the accounting policies in the Fund’s financial statements on Form 10-K.

Statement of Cash Flows. The Fund is not required to provide a Statement of Cash Flows in accordance with Accounting Standards Codification (“ASC”) 230.

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2013 and December 31, 2012.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2013 and December 31, 2012. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2013 and December 31, 2012 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2013 and December 31, 2012, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In December 2011, Financial Accounting Standards Board (the “FASB”) the issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Fund should also provide the disclosures retrospectively for all comparative periods presented.  The impact of the pronouncement was not material as the Fund and the Master Fund have presented both net unrealized gains and losses on open future contracts on the statement of operations and disclosed gross unrealized gains and losses in Note 3. Trading Activities during the quarter and in prior periods.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure non-controlling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years.  Management is currently evaluating the impact of ASU No. 2013-08 on the Fund’s financial statements and disclosures.

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2013, additional subscriptions were received from the non-managing Members totaling $1,741,500.  Subsequent to June 30, 2013, redemptions of approximately $8,359,700 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, cash margin, interest receivable and options purchased at fair value. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

For the six months ended June 30, 2013 and 2012, the Master Fund’s average margin to equity ratio was 2.37% and 2.39%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, the Fund’s capital decreased 15.00% from $260,470,579 to $221,392,549. This decrease was attributable to a net loss from operations of $24,024,164, coupled with the redemptions of Redeemable Units resulting in an outflow of $44,972,177, which was partially offset by subscriptions for Redeemable Units totaling $29,918,311. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2013, the Master Fund’s capital decreased 15.03% from $260,633,876 to $221,466,774. This decrease was attributable to a net loss from operations of $21,399,603, coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $47,685,810, which was partially offset by subscriptions for interest in the Master Fund totaling

$29,918,311. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2013, the net asset value per Redeemable Unit decreased 0.88% from $880.06 to $872.34. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading gain before brokerage fees and related fees in the second quarter of 2013 of $1,588,675. Gains were primarily attributable to the Master Fund’s trading of commodity futures in NYMEX Natural Gas and NYMEX Gasoil and were partially offset by losses in NYMEX Heating Oil, IPE Brent Crude Oil, WTI Crude Oil and RBOB/gasoline.

The Fund declined last quarter as positions in IPE Brent Crude Oil, RBOB/gasoline, and NYMEX Crude lost money. Short Brent and WTI crude had small losses each month despite a big surplus in US and global crude stocks. WTI crude rallied to fresh 2013 highs during June as refinery runs increased, modest Cushing stock was drawn down and ongoing expectations that infrastructure additions will create pipeline/rail takeaway capacity. The rally in WTI hurt the short positions more than it benefited the funds dated long positions. Small positions in heating oil and RBOB/gasoline cost the portfolio slightly. European gasoil crack spreads versus WTI generated strong returns given a surplus of refined product stocks and weaker demand. An increase in global refinery capacity and US and global refinery runs coupled with poor global demand and weaker margins caused prices to weaken. Short structures in NYMEX Natural Gas also added to returns as prices drifted lower. Production is still ahead of last year and supply/demand balance led prices lower. Fuel switching continues to be low at current prices, but there is evidence that a further decline in prices cause fuel switching back away from coal to natural gas

During the Fund’s second quarter of 2012, the net asset value per Redeemable Unit decreased 4.6% from $995.97 to $949.97. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2012 of $6,387,350. Losses were primarily attributable to the Master Fund’s trading of commodity futures in RBOB Gasoline, NYMEX Natural Gas, NYMEX Crude Oil and were partially offset by gains in IPE Brent Crude Oil, Corn and Lumber.

Going into the second quarter, a number of uncertainties existed which worked to support prices and keep volatility on the low end of the historic range. In May, the Fund lost approximately 2% from petroleum with about 1.25% of this tied to exposures to the RBOB/gasoline market. Gasoline prices moved sharply lower alongside crude and other asset classes. However, in June, gasoline cracks rallied sharply benefiting their long positions due to low stock levels in both the US and the European Union. Additionally, demand looked better and export demand from the Gulf Coast helped support prices. Losses in crude oil were linked to the Fund’s positions in long dated option volatility which did not benefit from the sharp drop in prices like the near term contracts did.  The Fund’s small exposure to U.S. natural gas markets was largely flat during the second quarter. Natural gas fundamentals remain weak given supply gains and high storage levels. However, massive utility fuel switching from coal to natural gas has created a price floor.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage, clearing and transaction fees of the Master Fund for the three months ended June 30, 2013 and 2012 were $2,320,356 and $1,979,614, respectively. Brokerage, clearing and transaction fees of the Master Fund for the six months ended June 30, 2013 and 2012 were $4,739,705 and $3,416,797, respectively. The increase in brokerage, clearing and transaction fees is due to higher average net assets in the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.  Advisory fees of the Fund for the three months ended June 30, 2013 and 2012 were $890,545 and $1,040,319, respectively. Advisory fees of the Fund for the six months ended June 30, 2013 and 2012 were $1,813,733 and $1,773,301, respectively. The calculation of advisory fees was based on a monthly average net asset value of $229,312,165 and $197,800,710 for the three months ended June 30, 2013 and 2012, respectively and $237,628,506 and $163,170,079 for the six months ended June 30, 2013 and 2012, respectively.  The decrease in advisory fees in the three months ended June 30, 2013 as compared to the corresponding period in 2012 is due to a decrease in the advisory fee from 2% to 1.5% as of January 1, 2013. The increase in advisory fees in the six months ended June 30, 2013 as compared to the corresponding period in 2012 is due to higher average net assets, which was slightly offset by a decrease in the advisory fee from 2% to 1.5% as of January 1, 2013.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees of the Fund for the three months ended June 30, 2013 and 2012 were $296,848 and $260,080, respectively. Administrative fees of the Fund for the six months ended June 30, 2013 and 2012 were $604,578 and $443,326, respectively.  The calculation of administrative fees was based on a monthly average net asset value of $229,312,165 and $197,800,710 for the three months ended June 30, 2013 and 2012, respectively and $237,628,506 and $163,170,079 for the six months ended June 30, 2013 and 2012, respectively. The increase in administrative fees is due to higher average net assets in the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive allocation made for the three and six months ended June 30, 2013 and 2012.   The accrued incentive allocation at December 31, 2011 was reversed during the six months ended June 30, 2012.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended June 30, 2013 and the year ended December 31, 2012. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of June 30, 2013, the Master Fund’s total capitalization was $221,466,774 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2013 was as follows:

			Three Months ended June 30, 2013 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$5,806,999	2.62%	$7,962,315	$3,724,435	$5,819,508
Total	$5,806,999	2.62%

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.    Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2013, there were additional subscriptions of 33,525.621 Redeemable Units totaling $29,918,311. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures contracts, option, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 30, 2013	8,486.288	$870.18	N/A	N/A
May 1, 2013 — May 31, 2013	17,461.454	$884.40	N/A	N/A
June 1, 2012 — June 30, 2013	9,238.675	$872.63	N/A	N/A
Total	35,186.417	$875.74

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

(a)	Letter from Sydling extending the Trading Advisory Agreement for 2012, dated June 19,2012 (filed as Exhibit
10.4(a) to the Form 10-K filed on March 28, 2013 and incorporated herein by reference).

(b)	Amendment to the Trading Advisory Agreement between the Fund and the Advisor (filed as Exhibit 10.4(b) to the Form 10-Q filed on May 15, 2013 and incorporated herein by reference).

(c)	Letter from Sydling extending the Trading Advisory Agreement for 2013, dated June 24, 2013 (filed herein).

Exhibit 10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director filed herewith)

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of CFO filed herewith)

Exhibit 32.1	Section 1350 Certification (Certification of President and Director filed herewith)

Exhibit 32.2	Section 1350 Certification (Certification of CFO filed herewith)

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

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2013