Form 10-Q
period 2013-09-30
AAA Energy Opportunities Fund LLC
filed 2013-11-14
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, 232,215.211 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012	3

	Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2013 and 2012 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 21

Item 4.	Controls and Procedures	21

PART II — Other Information		22 – 23

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $217,592,812 and $263,002,544, respectively)	$192,317,376	$260,633,876
Cash	517,072	2,796,107
Receivable from Sydling AAA Master Fund LLC	10,271,465	3,447,702
Total Assets	$203,105,913	$266,877,685

LIABILITIES

Subscriptions received in advance	$375,000	$2,712,500
Redemptions payable	9,884,679	2,839,320
Accrued expenses:
Advisory fees	253,175	440,039
Administrative fees	84,392	110,010
Professional fees and other expenses	146,658	97,405
Organizational costs	74,323	207,832
Total Liabilities	10,818,227	6,407,106

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	20,742	24,007
Special Member (253.781 Redeemable Units)	210,555	243,701
Non-Managing Members (231,484.513 and 270,966.171 Redeemable Units)	192,056,389	260,202,871

Total Members’ Capital	192,287,686	260,470,579
Total Liabilities and Members’ Capital	$203,105,913	$266,877,685
Members’ Capital per Redeemable Unit (based on 231,763.293 and 271,244.952 Redeemable Units)	$829.67	$960.28

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$8,415	$34,167	$56,368	$70,536

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	2,025,054	2,444,693	6,807,259	5,909,241
Advisory fees	784,994	1,292,460	2,598,728	3,065,760
Administrative fees	261,665	323,115	866,243	766,440
Professional fees and other expenses	103,126	103,750	309,375	311,249
Total Expenses	3,174,839	4,164,018	10,581,605	10,052,690

NET INVESTMENT INCOME/(LOSS)	(3,166,424)	(4,129,851)	(10,525,237)	(9,982,154)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	(10,957,419)	13,562,486	(25,947,403)	19,524,536
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	3,389,569	3,203,607	1,714,202	(9,660,922)
Total Trading Results	(7,567,850)	16,766,093	(24,233,201)	9,863,614

Net income/(loss) before incentive allocation to Special Member	(10,734,274)	12,636,242	(34,758,438)	(118,540)

Incentive allocation to Special Member	—	(253,281)	—	(253,281)
Reversal of incentive allocation to Special Member	—	—	—	317,818

Net income/(loss) after incentive allocation to Special Member	(10,734,274)	12,382,961	(34,758,438)	(54,003)

Subscriptions — Non-managing Members	6,038,449	32,592,395	35,956,760	187,171,115
Redemptions — Non-managing Members	(24,409,038)	(2,632,550)	(69,381,215)	(5,068,383)
Incentive allocation to Special Member	—	253,281	—	253,281
Reversal of incentive allocation to Special Member	—	—	—	(317,818)

Net increase/(decrease) in Members’ Capital	(29,104,863)	42,596,087	(68,182,893)	181,984,192

Members’ Capital, beginning of period	$221,392,549	$224,287,341	$260,470,579	$84,899,236

Members’ Capital, end of period	$192,287,686	$266,883,428	$192,287,686	$266,883,428

Net income/(loss) per Redeemable Unit	$(42.67)	$47.28	$(130.61)	$(13.87)

Weighted average Redeemable Units outstanding	241,924.202	259,469.912	263,119.918	181,859.193

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

September 30, 2013

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling AAA Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at September 30, 2013 and December 31, 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

Sydling and each Member share in the profits and losses of the Fund, after the allocation to the Special Member, if any, in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member’s capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012 and Statements of Operations and Changes in Members’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	September 30, 2013	December 31, 2012

ASSETS

Cash (including restricted cash of $1,739,808 and $8,149,158, respectively)	$199,712,693	$233,755,964
Future options purchased, at fair value (premiums paid $32,266,078 and $60,769,838, respectively)	16,608,815	48,831,224
Net unrealized appreciation on open futures contracts	1,104,934	—
Interest receivable	1,979	5,776
Total Assets	$217,428,421	$282,592,964

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $24,237,419 and $23,375,878, respectively)	$14,201,553	$16,637,538
Net unrealized depreciation on open futures contracts	—	1,030,392
Redemptions payable	10,271,465	3,447,702
Accrued expenses:
Brokerage fees	592,614	772,567
Professional fees and other expenses	45,413	70,889
Total Liabilities	25,111,045	21,959,088

MEMBER’S CAPITAL

Non-Managing Members	192,317,376	260,633,876
Total Member’s Capital	192,317,376	260,633,876
Total Liabilities and Member’s Capital	$217,428,421	$282,592,964

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
5,168	ENERGY
	Call
1,821	Crude Oil Dec 2013 — Dec 2014	$12,044,310	6.26%
1,275	Other	494,045	0.26%
	Total Call Options Purchased	12,538,355	6.52%
	Put
2,072	Other	4,070,460	2.12%
	Total Put Options Purchased	4,070,460	2.12%

	Total Energy Options Purchased	16,608,815	8.64%

	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $32,266,078)	16,608,815	8.64%

	FUTURE OPTIONS WRITTEN
(5,692)	ENERGY
	Call
(3,751)	Other	(9,264,289)	(4.82)%
	Total Call Options Written	(9,264,289)	(4.82)%
	Put
(1,941)	Other	(4,937,264)	(2.57)%
	Total Put Options Written	(4,937,264)	(2.57)%

	Total Energy Options Written	(14,201,553)	(7.39)%

	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $24,237,419)	(14,201,553)	(7.39)%

	FUTURES CONTRACTS OWNED
2,840	ENERGY	(5,183,796)	(2.69)%
	TOTAL FUTURES CONTRACTS OWNED	(5,183,796)	(2.69)%

	FUTURES CONTRACTS SOLD
(2,306)	ENERGY	6,288,730	3.27%
	TOTAL FUTURES CONTRACTS SOLD	6,288,730	3.27%

	TOTAL FUTURES CONTRACTS	1,104,934	0.58%

	TOTAL OPTIONS AND FUTURES	3,512,196	1.83%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	188,805,180	98.17%
	TOTAL MEMBER’S CAPITAL	$192,317,376	100.00%

Percentages shown represent a percentage of member’s capital as of September 30, 2013.

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

Sydling AAA Master Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

INVESTMENT INCOME

Interest income	$8,415	$34,167	$56,368	$70,536

EXPENSES

Brokerage, clearing and transaction fees	2,003,804	2,420,818	6,743,509	5,837,616
Professional fees	21,250	23,875	63,750	71,625
Total Expenses	2,025,054	2,444,693	6,807,259	5,909,241

NET INVESTMENT INCOME/(LOSS)	(2,016,639)	(2,410,526)	(6,750,891)	(5,838,705)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	(6,517,584)	2,120,630	(8,990,130)	6,612,646
Futures	(4,439,835)	11,441,856	(16,957,273)	12,911,890
Net change in unrealized appreciation/(depreciation) on:
Options on futures	5,058,882	(6,106,284)	(421,123)	(11,881,042)
Futures	(1,669,313)	9,309,891	2,135,325	2,220,120
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(7,567,850)	16,766,093	(24,233,201)	9,863,614

Net income/(loss)	(9,584,489)	14,355,567	(30,984,092)	4,024,909

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	6,038,449	32,592,395	35,956,760	187,171,115
Redemptions	(25,603,358)	(4,396,410)	(73,289,168)	(9,360,282)

Net Increase/(Decrease) in Member’s Capital Derived from Capital Transactions	(19,564,909)	28,195,985	(37,332,408)	177,810,833
Net Increase/(Decrease) in Member’s Capital	(29,149,398)	42,551,552	(68,316,500)	181,835,742
Member’s Capital, Beginning of Period	221,466,774	224,539,708	260,633,876	85,255,518
Member’s Capital, End of Period	$192,317,376	$267,091,260	$192,317,376	$267,091,260

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$872.34	$949.97	$960.28	$1,011.12
Income/(loss) from investment operations:
Net investment income/(loss)	(12.70)	(15.73)	(39.63)	(48.42)
Net realized and unrealized gain/(loss) from investment activities (b)	(29.97)	63.95	(90.98)	33.28
Incentive allocation to Special Member	—	(0.94)	—	(0.94)
Reversal of incentive allocation to Special Member (d)	—	—	—	2.21
Total from investment operations	(42.67)	47.28	(130.61)	(13.87)
Members’ capital per Redeemable Unit, end of period	$829.67	$997.25	$829.67	$997.25

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(6.15)%	(6.64)%	(6.19)%	(6.96)%
Ratio of total expenses to average Members’ capital	6.17%	6.70%	6.23%	7.01%
Ratio of incentive allocation to average Members’ capital	—%	0.41%	—%	0.18%
Ratio of reversal of incentive allocation to average Members’ capital (d)	—%	—%	—%	(0.22)%
Ratio of total expenses and incentive allocation to average Members’ capital	6.17%	7.11%	6.23%	6.97%

Total return before incentive allocation	(4.89)%	5.08%	(13.60)%	(1.41)%
Incentive allocation	—	(0.10)	—	(0.13)%
Reversal of incentive allocation (d)	—%	—%	—%	0.17%
Total return after incentive allocation	(4.89)%	4.98%	(13.60)%	(1.37)%

Members’ capital at end of period	$192,287,686	$266,883,428	$192,287,686	$266,883,428

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

(d)         The accrued incentive allocation at December 31, 2011 was reversed during the nine months ended September 30, 2012.

Financial Highlights of the Master Fund:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Ratio/Supplemental Data: (a)
Ratio of net investment income to average member’s capital	(3.92)%	(3.87)%	(3.97)%	(4.06)%
Ratio of total expenses to average member’s capital	3.93%	3.93%	4.00%	4.11%
Total return	(4.52)%	5.64%	(11.79)%	1.52%
Member’s capital at end of period	$192,317,376	$267,091,260	$192,317,376	$267,091,260

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

3.              Trading Activities

The Fund was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments.   The Fund invests substantially all of its assets through a “master/feeder” structure. The Fund’s pro rata share of the results of the Master Fund’s trading activities is shown in the Fund’s Statements of Operations and Changes in Members’ Capital.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended September 30, 2013 and 2012, based on a monthly calculation, was 7,557 and 9,984, respectively.  The average number of options contracts traded for the three months ended September 30, 2013 and 2012, based on a monthly calculation, was 3,948 and 7,587, respectively.  The average number of futures contracts traded for the nine months ended September 30, 2013 and 2012, based on a monthly calculation, was 8,472 and 7,115, respectively.  The average number of options contracts traded for the nine months ended September 30, 2013 and 2012, based on a monthly calculation, was 5,124 and 5,734, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
ASSETS
Futures Contracts
Energy	$7,100,262	$15,366,416
Total unrealized appreciation on open futures contracts	$7,100,262	$15,366,416

LIABILITIES
Futures Contracts
Energy	$(5,995,328)	$(16,396,808)
Total unrealized depreciation on open futures contracts	$(5,995,328)	$(16,396,808)

Net unrealized appreciation/(depreciation) on open futures contracts *	$1,104,934	$(1,030,392)

ASSETS
Future Options Purchased
Energy	$16,608,815	$48,831,224
Total Future Options Purchased **	$16,608,815	$48,831,224

LIABILITIES
Future Options Written
Energy	$(14,201,553)	$(16,637,538)
Total Future Options Written ***	$(14,201,553)	$(16,637,538)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
Sector	Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading
Energy	$(7,567,850)		$16,755,762		$(24,233,201)		$9,767,390
Grains	—		10,331		—		97,958
Index	—		—		—		15,513
Industrial	—		—		—		(17,247)
	$(7,567,850	)****	$16,766,093	****	$(24,233,201	)****	$9,863,614	****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average daily activity during the three and nine months ended September 30, 2013 and 2012.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended September 30, 2013 and December 31, 2012, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended September 30, 2013 and December 31, 2012, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended September 30, 2013 and December 31, 2012, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at September 30, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$16,608,815	$16,608,815	$—	$—
Futures Contracts, net	$1,104,934	$1,104,934	$—	$—
Total Assets	$17,713,749	$17,713,749	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at September 30, 2013	Level 1	Level 2	Level 3
Future Options Written	$(14,201,553)	$(14,201,553)	$—	$—
Total Liabilities	$(14,201,553)	$(14,201,553)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$48,831,224	$48,831,224	$—	$—
Total Assets	$48,831,224	$48,831,224	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Written	$(16,637,538)	$(16,637,538)	$—	$—
Futures Contracts, net	$(1,030,392)	$(1,030,392)	$—	$—
Total Liabilities	$(17,667,930)	$(17,667,930)	$—	$—

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

The risk to an investor in the Master Fund is limited to the amount of such investor’s capital contribution to the Master Fund and its share of the Master Fund’s assets and undistributed profits. This limited liability is a consequence of the organization of the Master Fund as a limited liability company under Delaware law.

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at September 30, 2013 and December 31, 2012.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.   The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of September 30, 2013 and December 31, 2012. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective September 30, 2013 and December 31, 2012 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended September 30, 2013 and December 31, 2012, the Master Fund did not incur any interest or penalties.

Recent Accounting Pronouncements. In December 2011, Financial Accounting Standards Board (the “FASB”) the issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Fund should also provide the disclosures retrospectively for all comparative periods presented.  The impact of the pronouncement was not material as the Fund and the Master Fund have presented both net unrealized gains and losses on open future contracts on the statement of operations and disclosed gross unrealized gains and losses in Note 3. “Trading Activities” during the quarter and in prior periods.

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

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to September 30, 2013, additional subscriptions were received from the non-managing Members totaling $361,400.  Subsequent to September 30, 2013, redemptions of $8,773,428 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, future options purchased at fair value, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

For the three months ended September 30, 2013 and 2012, the Master Fund’s average margin to equity ratio was 2.48% and 3.60%, respectively.  For the nine months ended September 30, 2013 and 2012, the Master Fund’s average margin to equity ratio was 2.41% and 2.79%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Fund’s capital decreased 26.2% from $260,470,579 to $192,287,686. This decrease was attributable to a net loss from operations of $34,758,438, coupled with the redemptions of Redeemable Units resulting in an outflow of $69,381,215, which was partially offset by subscriptions for Redeemable Units totaling $35,956,760. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the nine months ended September 30, 2013, the Master Fund’s capital decreased 26.2% from $260,633,876 to $192,317,376. This decrease was attributable to a net loss from operations of $30,984,092, coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $73,289,168, which was partially offset by subscriptions for interest in the Master Fund totaling

$35,956,760. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s third quarter of 2013, the net asset value per Redeemable Unit decreased 4.9% from $872.34 to $829.67. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the third quarter of 2013 of $7,567,850. Losses were primarily attributable to the Master Fund’s trading of commodity futures in NYMEX Gasoil, NYMEX Heating Oil, IPE Brent Crude Oil, NYMEX Natural Gas and RBOB/gasoline and were partially offset by gains in WTI Crude Oil.

The Fund was down for the third quarter of 2013 as short positions in Gasoil and Heating Oil declined and as crack spreads rallied. Long WTI Crude saw gains during the summer benefiting from higher Crude oil prices. Other petroleum products such as short IPE Brent Crude Oil and RBOB/gasoline were slightly negative. Political conflict, primarily in the Middle East, was an important factor which drove up Brent and gasoil prices as well as WTI Crude. Throughout the quarter, the Fund largely eliminated its large short distillate structure and began shifting its petroleum focus back towards WTI Crude and more towards short-term fixed-price strategies versus curve-spread structures.  By quarter end, all of the petroleum positions were significantly smaller than they were at the beginning of the quarter. The manager believes there is opportunity to increase exposure tactically in the near term. Natural Gas remains the largest profit contributor this year despite a slight loss in the third quarter.  The Fund entered the quarter with a bearish view which played out as CME Henry Hub prices declined to $3.12/MM BTU in August as a result of firm supply and limited coal-to-gas fuel switching. The Fund transitioned from a bearish structure to a slightly long position in natural gas after production peaked in July and nonmaterial change is expected in near term demand.

The Fund generated positive returns for the third quarter of 2012 primarily through RBOB crack and gasoline spread trading while gains from natural gas trading were small. Other petroleum products were slightly negative.

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

Crude trading was mixed through the period. A modest net short delta position in WTI/Brent crude contributed modest returns in August and September. Prices rebounded sharply after July lows but reverted to more two-sided trading the last two months of the quarter. After failing to breach the $100 per barrel zone in mid-September, CME crude moved back on the defensive. November CME futures dropped as low as $87.91 in early September. Towards the end of the quarter, WTI gave back a great deal of ground versus Brent even with looming infrastructure and pipeline capacity changes in the mid-continent.

The Fund’s small exposure to U.S. natural gas was largely flat during the third quarter. The Fund maintained a short delta position in natural gas but decreased the size of this position when prices dipped back toward $2.50/MMBTU. Through the quarter, the supply/demand balance, estimated from weekly storage levels, supported a fundamental picture far less bullish than what was seen in May and June as high storage levels stifled large rallies. However, in September power generation burn showed massive year on year gains very similar to what we witnessed during the second quarter of 2012. This demand, plus hot weather and storm related production losses, helped prices move to the upside. November futures traded as high as $3.65.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage, clearing and transaction fees of the Master Fund for the three months ended September 30, 2013 and 2012 were $2,003,804 and $2,420,818, respectively. Brokerage, clearing and transaction fees of the Master Fund for the nine months ended September 30, 2013 and 2012 were $6,743,509 and $5,837,616, respectively.  The decrease in brokerage, clearing and transaction fees for the three months ended September 30, 2013 is due to lower average net assets as compared to the corresponding period in 2012. The increase in brokerage, clearing and transaction fees for the nine months ended September 30, 2013 is due to higher average net assets as compared to the corresponding period in 2012.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended September 30, 2013 and 2012 were $784,994 and $1,292,460, respectively.  The calculation of advisory fees for the three months ended September 30, 2013 and 2012 was based on a monthly average net asset value of $209,331,636 and $258,491,925, respectively.  The decrease in advisory fees for the three months ended September 30, 2013 as compared to the corresponding period in 2012 is due to a decrease in the advisory fee rate from 2% to 1.5% as of January 1, 2013, coupled with a decrease in the average net assets.

Advisory fees of the Fund for the nine months ended September 30, 2013 and 2012 were $2,598,728 and $3,065,760,  respectively. The calculation of advisory fees for the nine months ended September 30, 2013 and 2012 was based on a monthly average net asset value of $230,998,043 and $204,383,985, respectively. The decrease in advisory fees in the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is due to a decrease in the advisory fee rate from 2% to 1.5% as of January 1, 2013, slightly offset by higher average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended September 30, 2013 and 2012 were $261,665 and $323,115, respectively.  The calculation of administrative fees for the three months ended September 30, 2013 and 2012 was based on a monthly average net asset value of $209,331,636 and $258,491,925, respectively.  The decrease in administrative fees for the three months ended September 30, 2013 as compared to the corresponding period in 2012 is due to a decrease in the average net assets.

Administrative fees of the Fund for the nine months ended September 30, 2013 and 2012 were $866,243 and $766,440, respectively.  The calculation of administrative fees for the nine months ended September 30, 2013 and 2012 was based on a monthly average net asset value of $230,998,043 and $204,383,985, respectively. The increase in administrative fees for the nine months ended September 30, 2013 as compared to the corresponding period in 2012 is due to an increase in the average net assets.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive allocation made for the three and nine months ended September 30, 2013 and 2012.  The accrued incentive allocation at December 31, 2011 was reversed during the nine months ended September 30, 2012.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average value during the three months ended September 30, 2013 and the twelve months ended December 31, 2012. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012.

As of September 30, 2013, the Master Fund’s total capitalization was $192,317,376 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of September 30, 2013 was as follows:

			Three Months ended September 30, 2013 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,739,808	0.90%	$10,102,233	$1,698,918	$5,133,173
Total	$1,739,808	0.90%

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

Item 4.                     Controls and Procedures

The Fund’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Fund on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Fund in the reports it files is accumulated and communicated to Sydling, including the President and Chief Financial Officer (“CFO”) of Sydling, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Sydling is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Fund’s external disclosures.

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as updated by the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. There are no material legal proceedings pending against the Fund and Sydling.

In October 2011, FINRA censured and imposed a $12 million fine against UBS Securities, alleging that the firm violated certain provisions of SEC Regulation SHO, FINRA’s supervisory rules, various trade reporting rules, and SEC and FINRA books and records provisions.  Reg SHO obligated a firm to, among other things, comply with a “locate” requirement, which requires that, prior to accepting or effecting a short sale in an equity security, a firm obtain and document its grounds for reasonably believing that the security can be borrowed so that it can be delivered in time for settlement.  The rule also requires a firm to maintain independent aggregation units and to accurately mark sell orders long or short.  FINRA’s investigation and the resulting settlement agreement primarily focused on UBS’s failure to comply with Reg SHO’s  locate requirement due mainly to system issues, failure to maintain its aggregation units or mark orders correctly.  The settlement agreement also asserted that UBS’s supervisory system, procedures, and practices were not reasonably designed to achieve compliance with applicable FINRA and SEC rules.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and under Part II, Item 1A. “Risk Factors” in the Fund’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the nine months ended September 30, 2013, there were additional subscriptions of 40,624.793 Redeemable Units totaling $35,956,760. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	9,833.258	$850.49	N/A	N/A
August 1, 2013 — August 31, 2013	7,382.660	$834.56	N/A	N/A
September 1, 2013 — September 30, 2013	11,912.122	$829.80	N/A	N/A
Total	29,128.040	$838.28

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

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2012, dated June 19, 2012 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 28, 2013 and incorporated herein by reference).

	(b)	Amendment to the Trading Advisory Agreement between the Fund and the Advisor (filed as Exhibit 10.4(b) to the Form 10-Q filed on May 15, 2013 and incorporated herein by reference).

	(c)	Letter from Sydling extending the Trading Advisory Agreement for 2013, dated June 28, 2013 (filed as Exhibit 10.4(c) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

Exhibit 10.5

Fee Arrangement Agreement among Sydling, the Master Fund and UBS Securities (filed as Exhibit 10.5 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 31.1		Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director filed herewith).

Exhibit 31.2		Rule 13a-14(a)/15d-14(a) Certification (Certification of CFO filed herewith).

Exhibit 32.1		Section 1350 Certification (Certification of President and Director filed herewith).

Exhibit 32.2		Section 1350 Certification (Certification of CFO filed herewith).

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2012 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

Exhibit 99.2		Organization Chart (filed as Exhibit 99.2 to the amended general form for registration of securities on Form 10/A filed on August 8, 2012 and incorporated herein by reference).

Exhibit 101.INS		XBRL Instance Document.

Exhibit 101.SCH		XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	November 14, 2013