Form 10-K
period 2013-12-31
AAA Energy Opportunities Fund LLC
filed 2014-03-24
CIK 1529004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

253,792.161 Limited Liability Company Redeemable Units with an aggregate value of $221,466,774 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 176,131.450 Limited Liability Company Redeemable Units were outstanding.

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

During the initial offering period (September 1, 2011 through November 29, 2011), the Fund sold 83,651.142 redeemable units of limited liability company interest (“Redeemable Units”) at $1,000 per Redeemable Unit.  No securities which represent an equity interest or any other interest in the Fund trade on any public market. The Fund privately and continuously offers Redeemable Units in the Fund to qualified investors.  There is no maximum number of Redeemable Units that may be sold by the Fund.  Subscriptions and redemptions of Redeemable Units and Member Designee’s contributions for the years ended December 31, 2013 and 2012 and the period December 1, 2011 through December 31, 2011 are reported in the Statement of Changes in Members’ Capital under “Item 13.  Financial Statements and Supplementary Data.”

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

Effective December 1, 2011, the Fund allocated substantially all of its assets to the Master Fund.  The Fund maintains a capital account balance at the Master Fund, the initial balance of which was $83,651,142. As of December 31, 2013, the Advisor trades the Fund’s assets in accordance with its Energy Program - Futures and Swaps.  A description of the trading activities and focus of the Advisor is included under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Sydling also acts as the trading manager of the Master Fund.  Sydling and the Advisor believe that trading through this structure should promote efficiency and economy in the trading process. As of December 31, 2013 and 2012, the Fund owned 100% of the Master Fund. The Fund intends to continue to invest substantially all of its assets in the Master Fund.  The performance of the Fund is directly affected by the performance of the Master Fund.  Expenses to investors as a result of the investment in the Master Fund are approximately the same and redemption rights are not affected.

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

Under the LLC Agreement, Sydling has responsibility for the administration of the business and affairs of the Fund, but may delegate trading discretion to one or more trading advisors.  The Fund and the Master Fund have entered into a trading manager agreement (the “Trading Manager Agreement”), with Sydling, pursuant to which Sydling has sole authority and responsibility, as one of the Fund’s and the Master Fund’s agents and attorneys-in-fact, for the selection, monitoring and termination of commodity trading advisor(s) to direct the investment and reinvestment of the assets of the Fund and the Master Fund. The Fund pays Sydling a monthly administrative fee in return for its services to the Fund equal to 1/12 of 1/2% (0.5% per year) of adjusted month-end net assets of the Fund.  The Trading Manager Agreement expires on August 18, 2014 and will be renewed automatically for one-year terms each year thereafter, provided that any party thereto may terminate the agreement upon thirty (30) days’ prior written notice to the other parties.

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

Sydling, on behalf of the Fund, has entered into a trading advisory agreement (the “Trading Advisory Agreement”), with the Advisor, a registered commodity trading advisor, pursuant to which the Advisor manages the Fund’s assets.  Prior to January 1, 2013, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of the Fund’s adjusted month-end net assets. Effective January 1, 2013, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of the Fund’s adjusted month-end net assets.  In addition, the Advisor is a Special Member of the Fund and receives a quarterly incentive allocation to its capital account in the Fund in the form of units of the Fund, the value of which shall be equal to 20% of New Trading Profits, as defined in the Trading Advisory Agreement, earned on behalf of the Fund during each calendar quarter and issued as Special Member Units. Pursuant to the express terms of the Trading Advisory Agreement, the Advisor is considered to be an independent contractor of the Fund.  The Trading Advisory Agreement expires on June 30th of each year and may be renewed by Sydling, in its sole discretion, for additional one-year periods upon notice to the Advisor not less than 30 days prior to the expiration of the previous period.  The Trading Advisory Agreement can be terminated by either party on 30 days’ written notice at any time.  Sydling currently expects that the Advisor will continue to be the Fund’s sole trading advisor.

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

For the period January 1, 2013 through December 31, 2013, the approximate average market sector allocation for the Fund was 100% energy.

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

(b) Financial Information about Segments. The Fund’s business consists of only one segment, speculative trading of commodity interests. The Fund does not engage in sales of goods or services. The Fund’s net income (loss) from operations for the years ended December 31, 2013 and 2012 and the period December 1, 2011 (commencement of trading operations) to December 31, 2011 are set forth under “Item 6. Selected Financial Data.” The Fund’s Capital as of December 31, 2013, was $155,211,763.

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

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts.  If enacted, these rules could have an adverse effect on the advisor’s trading for the Fund.

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

UBS Securities principal business address is 1285 Avenue of the Americas, New York, NY 10019.  UBS Securities is registered in the US with the Financial Industry Regulatory Authority (“FINRA”) as a Broker-Dealer and with the CFTC as a Futures Commission Merchant.  UBS Securities is a member of various US futures and securities exchanges.

There have been no material administrative, civil or criminal actions within the past five years against UBS Securities or any of its individual principals and no such actions are currently pending, except as follows.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS matters, including information about any material litigation or regulatory investigations (http://www.ubs.com/1/e/investors/quarterly_reporting/2011.htm) Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/) and with respect to UBS Securities’ brokerage business are publicly available on the website of the Financial Industry Regulatory Authority, Inc.  (http://www.finra.org).

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

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the New York Mercantile Exchange (“NYMEX”) in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006).  Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6).  Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close.  Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA.  The fine has been paid and the matter is now closed.

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

(b)             Holders. The number of holders of Redeemable Units as of December 31, 2013, was 2,208.

(c)              Dividends. The Fund did not declare a distribution in 2013 or 2012. The Fund does not intend to declare distributions in the foreseeable future.

(d)             Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)              Performance Graph. Not applicable.

(f)               Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2013, there were additional subscriptions of 42,006.059 Redeemable Units totaling $37,095,627. For the twelve months ended December 31, 2012, there were additional subscriptions of 203,902.887 Redeemable Units totaling $201,883,910. For the period December 1, 2011 (commencement of trading operations) to December 31, 2011, there were subscriptions of 83,651.142 Redeemable Units totaling $83,651,142.  The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Exchange Act of 1933, as amended, and Section 506 of Regulation D promulagated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the Member Designee relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts and any other interests pertaining thereto, including interests in commodity pools.

(g)              Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013— October 31, 2013	10,677.166	$821.70	N/A	N/A
November 1, 2013 — November 30, 2013	26,108.897	$822.15	N/A	N/A
December 1, 2013 — December 31, 2013	8,217.295	$824.97	N/A	N/A
	45,003.358	$822.94	N/A	N/A

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

Item 6.  Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013 and 2012 and the period December 1, 2011 (commencement of trading operations) to December 31, 2011, were as follows:

	2013	2012	2011
Net realized and unrealized trading gains (losses) net of expenses allocated from Master Fund and brokerage commissions (including clearing and transaction fees)	$(31,292,316)	$(4,466,630)	$1,899,389
Interest income allocated from Master Fund	73,725	121,733	442

	$(31,218,591)	$(4,344,897)	$1,899,831

Net income (loss) before allocation to Special Member	$(35,955,348)	$(10,287,317)	$1,248,094

Allocation to Special Member	—	253,281	317,818

Reversal of allocation to Special Member	—	(317,818)	—
	—	(64,537)	317,818

Net income (loss) after allocation to Special Member	$(35,955,348)	$(10,222,780)	$930,276

Increase (decrease) in net asset value per unit	$(135.31)	$(50.84)	$11.12

Net asset value per unit	$824.97	$960.28	$1,011.12

Total assets	$162,489,186	$266,877,685	$120,728,016

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Fund, through its investment in the Master Fund, seeks to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests, including commodity futures and commodity option contracts traded on United States exchanges and certain foreign exchanges and exchange cleared swaps. The Fund, through its investment in the Master Fund, intends to trade only energy and energy-related products, grains, indices, lumber and softs, but is authorized to trade commodity futures, swaps and options contracts of any kind. The Fund has invested substantially all of its capital in the Master Fund. The Advisor is authorized to trade forward contracts on behalf of the Fund and the Master Fund but does not currently intend to do so (certain swaps that the Advisor trades are, however, the substantial economic equivalent of forward contracts).

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

(a) Liquidity.

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund and cash. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in trading accounts, consisting of cash, net unrealized appreciation on open futures contracts and exchange cleared swaps, net unrealized appreciation on open options, if applicable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

For the year ended December 31, 2013, the Fund’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 2.15%. The foregoing margin to equity ratio takes into account cash held in the Fund’s name, as well as the allocable value of the positions and cash held on behalf of the Fund in the name of the Master Fund.

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, options and exchange cleared swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain options contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

For the year ended December 31, 2013, there were additional subscriptions of 42,006.059 Redeemable Units totaling $37,095,627. For the year ended December 31, 2012, there were additional subscriptions of 203,902.887 Redeemable Units totaling $201,883,910. For the period ended December 31, 2011, there were initial subscriptions of 83,651.142 Redeemable Units totaling $83,651,142.

No forecast can be made as to the level of redemptions in any given period. A member may require the Fund to redeem its Redeemable Units at their net asset value as of the last day of a month on three business days’ notice to the Member Designee. There is no fee charged to members in connection with redemptions. Redemptions generally are funded out of the Fund’s cash holdings. For the year ended December 31, 2013, 125,109.809 Redeemable Units were redeemed totaling $106,399,095. For the year ended December 31, 2012, 16,562.858 Redeemable Units were redeemed totaling $16,025,250. There were no redemptions for the period ended December 31, 2011.

Redeemable Units were sold to persons and entities who are accredited investors as that term is defined in rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per Redeemable Unit decreased 14.09% from $960.28 to $824.97. For the year ended December 31, 2012, the net asset value per Redeemable Unit decreased 5.03% from $1,011.12 to $960.28. For the period ended December 31, 2011, the net asset value per Redeemable Unit increased 1.11% from $1,000.00 to $1,011.12.

The Fund, through its investment in the Master Fund, experienced a net trading loss of $22,836,197 before brokerage commissions and related fees for the year ended December 31, 2013. Losses were primarily attributable to the trading of commodity futures in IPE Gasoil, RBOB Gasoline, IPE Brent Crude Oil, WTI Crude Oil, NYMEX Crude Oil and NYMEX Heating Oil and were partially offset by gains in NYMEX Natural Gas. The net trading gain (or loss) realized from the Fund’s investment in the Master Fund is disclosed on page 18 under “Item 8. Financial Statements and Supplementary Data.”

The Fund had a difficult year losing money in all sectors of the petroleum complex. IPE Gasoil and RBOB gasoline were the largest detractors followed by IPE Brent Crude Oil and NYMEX Crude Oil. NYMEX Natural Gas was the only sector to generate positive returns but it was not enough to offset losses in the petroleum book.

Short IPE Gasoil positions caused significant losses in the first half of 2013. The Fund maintained a bearish view in 2013 as supply figures outpaced demand. Unfortunately, prices remained firm and the Fund exited its IPE Gasoil position at a loss in September. Positions in RBOB Gasoline also detracted as the Fund transitioned between long and short structures. The Funds’ shift towards short RBOB Gasoline in January proved premature as prices surge despite extremely weak demand and high inventories. The Fund maintained a net long position in RBOB Gasoline the rest of the year.

Positions in both IPE Brent Crude Oil and WTI Crude Oil declined in 2013. WTI Crude Oil incurred losses in its short spread position on the forward WTI curve. The front of the curve rallied sharply despite completely counter fundamentals such as high stocks, expected refinery run cuts, and weaker flows out of Cushing. Unfortunately, the back of the curve, which the Fund was long, didn’t participate in the rally.

NYMEX Natural Gas generated modest gains last year as the Fund profited from a short bias position in the spring. Natural gas prices climbed as high as $4.44/MM BTU on May 1st but steadily declined as new record production levels were achieved. By the fall, the Fund migrated to a net long structure as prices moved higher going into the winter.

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

The Fund, through its investment in the Master Fund, experienced a net trading gain of $2,364,780 before brokerage commissions and related fees for the period ended December 31, 2011. Gains were primarily attributable to the trading of NYMEX Crude Oil, IPE Brent Crude, IPE Gasoil and NYMEX Natural Gas and were slightly offset by losses in NYMEX Heating Oil, CBT Corn and IMM E-mini S&P.

The biggest contribution during December came from the crude oil trades which yielded about two thirds of the performance upside. The other third came from the natural gas book withmarginal positives in both distillates and gasoline/RBOB.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions. Brokerage fees for the years ended December 31, 2013 and 2012 totaled $7,651,502 and $7,713,762, respectively, and $250,250 for the period ended December 31, 2011.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance and redemptions. Advisory fees for the years ended December 31, 2013 and 2012 totaled $3,268,974 and $4,393,936, respectively, and $142,364 for the period ended December 31, 2011.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund. These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance and redemptions.  Administrative fees for the years ended December 31, 2013 and 2012 $1,089,658 and $1,098,484, respectively, and $35,591 for the period ended December 31, 2011.

Incentive allocations to the Advisor are based on the new trading profits generated by the Advisor at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There were no incentive allocations earned for the year ended December 31, 2013.  For the year ended December 31, 2012 incentive allocations to the Advisor totaled $253,281. There were no incentive allocations earned for the period December 1, 2011 through December 31, 2011.  Pursuant to the Trading Advisory Agreement, the first incentive allocation shall be made at March 31, 2012 and, therefore the amount of $317,818 represented the accrued allocation at December 31, 2011, which was subsequently reversed in 2012 due to losses incurred in the first quarter.

The Fund pays professional fees, which generally include legal and accounting expenses, and other expenses, which generally include filing and printing fees. Professional fees and other expenses for the years ended December 31, 2013 and 2012 $378,125 and $450,000, respectively, and $117,500 for the period ended December 31, 2011.

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

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the years ended December 31, 2013 and 2012, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

The Master Fund’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in the market risk sensitive instruments. The following tables indicates the trading Value at Risk associated with the Master Fund’s open positions by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during the years. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. As of December 31, 2013, the Master Fund’s total capitalization was $155,211,763 and the Fund owned approximately 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,075,137	1.33%	$10,102,233	$1,093,732	$4,530,496
Total	$2,075,137	1.33%

*       Annual average month-end Values at Risk

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

*       Annual average of month-end Values at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master Fund is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master Fund. The magnitude of the Master Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions  unusual, but historically recurring from time to time could cause the Master Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables as well as the past performance of the Fund give no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Master Fund’s market risk exposures except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master Fund manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

The following were the primary trading risk exposures of the Master Fund as of December 31, 2013, by market sector.

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

Item 8. Financial Statements and Supplementary Data.

AAA Energy Opportunities Fund LLC

The following financial statements and related items of the Fund are filed under this Item 8: Oath or Affirmation, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013 and 2012 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; Statements of Financial Condition at December 31, 2013 and 2012; Statements of Operations for the years ended December 31, 2013 and 2012 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; Statements of Changes in Members’ Capital for the years ended December 31, 2013 and 2012 and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011; and Notes to Financial Statements.

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
Jerry Pascucci
President and Director
Sydling Futures Management LLC
Trading Manager, AAA Energy Opportunities Fund LLC

AAA ENERGY OPPORTUNITIES FUND LLC

Financial Statements

with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2013 and 2012

Financial statements of Sydling AAA Master Fund LLC for the years ended December 31, 2013 and 2012 are attached to these financial statements and are an integral part thereof.

Report of Independent Registered Public Accounting Firm

To the Members of

AAA Energy Opportunities Fund LLC

We have audited the accompanying statements of financial condition AAA Energy Opportunities Fund LLC (the “Feeder Fund”) as of December 31, 2013 and 2012, and the related statements of operations, changes in members’ capital and the financial highlights for each of the two years then ended and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011.  These financial statements and financial highlights are the responsibility of the Funds’ management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Feeder Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Feeder Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of AAA Energy Opportunities Fund LLC at December 31, 2013 and 2012, and the results of its operations, the changes in its members’ capital and the financial highlights for each of the two years in the period then ended and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 18, 2014

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $173,959,066 and $263,002,544, respectively)	$155,211,763	$260,633,876
Cash (Note 3e)	227,966	2,796,107
Receivable from Sydling AAA Master Fund LLC	7,049,457	3,447,702
Total Assets	$162,489,186	$266,877,685

LIABILITIES

Subscriptions received in advance (Note 3e)	$25,000	$2,712,500
Redemption payable	6,779,022	2,839,320
Accrued expenses:
Advisory fees (Note 4b)	202,827	440,039
Administrative fees (Notes 4a and 4c)	67,609	110,010
Professional fees and other expenses	202,965	97,405
Organizational costs (Note 5)	—	207,832
Total Liabilities	7,277,423	6,407,106

MEMBERS’ CAPITAL

Member Designee (25.000 units)	20,624	24,007
Special Member (253.781 units) (Note 4b)	209,363	243,701
Non-Managing Members (187,862.421 units and 270,966.171 units)	154,981,776	260,202,871
Total Members’ Capital	155,211,763	260,470,579
Total Liabilities and Members’ Capital	$162,489,186	$266,877,685
Members’ Capital per unit (based on 188,141.202 units and 271,244.952 units)	$824.97	$960.28

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Statements of Operations

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2013	2012	2011
INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$73,725	$121,733	$442

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	8,456,119	8,471,229	465,391
Advisory fees (Note 4b)	3,268,974	4,393,936	142,364
Administrative fees (Notes 4a and 4c)	1,089,658	1,098,484	35,591
Professional fees and other expenses	378,125	450,000	117,500
Organizational costs (Note 5)	—	—	356,282
Total Expenses	13,192,876	14,413,649	1,117,128

NET INVESTMENT LOSS	(13,119,151)	(14,291,916)	(1,116,686)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	(28,924,715)	12,120,411	479,634
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	6,088,518	(8,115,812)	1,885,146
Total Trading Results	(22,836,197)	4,004,599	2,364,780

Net income (loss) before incentive allocation to Special Member	(35,955,348)	(10,287,317)	1,248,094

Incentive allocation to Special Member (Note 4b)	—	253,281	317,818
Reversal of incentive allocation to Special Member (Note 4b)	—	(317,818)	—
Net income (loss) after incentive allocation to Special Member	(35,955,348)	(10,222,780)	930,276
Net income (loss) per unit	$(135.31)	$(50.84)	$11.12

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Statements of Changes in Members’ Capital

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	Non-Managing Members	Special Member	Member Designee	Total

Initial capital contributions, 83,626.142 Units of Non-Managing Member interest and the Member Designee’s contribution representing 25.000 units	$83,626,142	$—	$25,000	$83,651,142

Incentive allocation to the Special Member representing 314.323 unit equivalents (Note 4b)	—	317,818	—	317,818

Net Income	929,998	—	278	930,276

Members’ Capital at December 31, 2011	84,556,140	317,818	25,278	84,899,236

Subscriptions, 203,902.887 Units of Non-Managing Member interest	201,883,910	—	—	201,883,910

Incentive allocation to the Special Member representing 253.781 unit equivalents (Note 4b)	—	253,281	—	253,281

Reversal of incentive allocation to the Special Member representing 314.323 unit equivalents (Note 4b)	—	(317,818)	—	(317,818)

Redemptions, 16,562.858 Units of Non-Managing Member interest	(16,025,250)	—	—	(16,025,250)

Net Loss	(10,211,929)	(9,580)	(1,271)	(10,222,780)

Members’ Capital at December 31, 2012	260,202,871	243,701	24,007	260,470,579

Subscriptions, 42,006.059 Units of Non-Managing Member interest	37,095,627	—	—	37,095,627

Redemptions, 125,109.809 Units of Non-Managing Member interest	(106,399,095)	—	—	(106,399,095)

Net Loss	(35,917,627)	(34,338)	(3,383)	(35,955,348)

Members’ Capital at December 31, 2013	$154,981,776	$209,363	$20,624	$155,211,763

See accompanying notes to financial statements and attached financial statements of Sydling AAA Master Fund LLC.

AAA Energy Opportunities Fund LLC

Financial Highlights

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

The following represents the ratios to average Members’ capital and other supplemental information for the year indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period Ended December 31, 2011
Per share operating performance: (a)
Members’ capital per unit, beginning of year/period	$960.28	$1,011.12	$1,000.00
Income from investment operations:
Net investment loss	(51.58)	(64.11)	(17.15)
Net realized and unrealized gain from investment activities (b)	(83.73)	12.00	28.27
Incentive allocation to Special Member	—	(0.94)	—
Reversal of incentive allocation to Special Member (c)	—	2.21	—
Total from investment operations	(135.31)	(50.84)	11.12
Members’ capital per unit, end of year/period	$824.97	$960.28	$1,011.12

Ratio/Supplemental Data: (d)
Ratio of net investment loss to average Members’ capital	(6.17)%	(6.89)%	(1.32)%
Ratio of total expenses to average Members’ capital before incentive allocation	6.20%	6.95%	1.32%
Ratio of incentive allocation to average Members’ capital	—	0.12	1.32%
Ratio of reversal of incentive allocation to average Member’s capital (c)	—	(0.15)	—
Ratio of total expenses to average Members’ capital after incentive allocation	6.20%	6.92%	1.69%

Total return before incentive allocation (e)	(14.09)%	(5.00)%	1.47%
Incentive allocation	—	0.12	(0.37)%
Reversal of incentive allocation (c)	—	(0.15)	—
Total return after incentive allocation (e)	(14.09)%	(5.03)%	1.10%
Members’ capital at end of year/period	$155,211,763	$260,470,579	$84,899,236

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

(b)                       Net realized and unrealized gain/(loss) from investment activities has been adjusted to reflect organization costs amortized over 24 months for the purpose of subscriptions and redemptions (Note 5). The organization cost has not been annualized for the purpose calculation per share operating performance. As of December 31, 2013, all organization costs have been reimbursed.

(c)                        The accrued incentive allocation at December 31, 2011 was reversed during the year ended December 31, 2012. The incentive allocation has not been annualized for the purpose of calculating total return and ratios.

(d)                       The average Members’ capital used in the above ratios are calculated by using Members’ capital after period-end withdrawals.

(e)                        Total return assumes a purchase of an interest in the Fund at the beginning of the period and a sale of the Fund interest on the last day of the period noted. For the period from December 1, 2011 (commencement of trading operations) through December 31, 2011 where the period is less than the fiscal year, total return has not been annualized.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

1.                                      Organization

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to seek to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy related products, as well as the Goldman Sachs Commodity Index (an index future comprised of energy and other products) traded on the Chicago Mercantile Exchange, but is authorized to trade commodity futures, swaps and options contracts of any kind.  The Fund invests substantially all of its assets in Sydling AAA Master Fund LLC (the “Master Fund”), also a Delaware limited liability company, that has the same investment objective as the Fund.  The financial statements of the Master Fund, including the condensed schedule of investments, are included elsewhere in this report and should be read with the Fund’s financial statements.  The percentage of the Master Fund’s capital owned by the Fund at December 31, 2013 and 2012 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

The Fund is member managed for purposes of Delaware law.  Pursuant to the limited liability company agreement of the Fund, as may be amended from time to time (the “LLC Agreement”), the members of the Fund have appointed Sydling Futures Management LLC (“Sydling”) to act as the Fund’s trading manager and commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

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

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

2.                                      Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Fund should also provide the disclosures retrospectively for all comparative periods presented.  The impact of the pronouncement was not material as the Master Fund has presented both net unrealized gains and losses on open future contracts on the statement of operations and disclosed gross unrealized gains and losses in Note 5, “Trading Activities”.  The Master Fund’s financial statements are attached to the Fund’s financial statements.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure non-controlling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years.  The Fund and the Master Fund are investment companies as described in ASU No. 2013-08.  The Fund carries its investment in the Master Fund at fair value and therefore, there is no impact to the Fund’s financial statements as a result of adopting the pronouncement.

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

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

b.              Statements of Cash Flows

The Fund is not required to provide Statements of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

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

The Fund values investments in the Master Fund where there are no other rights or obligations inherent within the ownership interest held by the Fund based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Fund did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 2) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

For disclosures regarding the Master Fund’s investments and fair value measurements, see Note 3, “Significant Accounting Policies” on the attached Master Fund’s financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

d.              Investment in Master Fund

The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the members’ capital of the Master Fund at December 31, 2013 and 2012.  Valuation of securities held by the Master Fund is discussed in the notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and redemption of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

e.               Subscriptions Received in Advance

Subscriptions received in advance represent amount paid by the non-managing members for a percentage ownership into the Fund which have not yet been added as members’ capital as of December 31, 2013 and 2012.  The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Statements of Financial Condition.

f.                Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2013 and 2012 have been reflected as redemptions payable in the Statements of Financial Condition.

g.              Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Master Fund did not incur any interest or penalties.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements

a.              Limited Liability Company Agreement

Sydling administers the business affairs of the Fund including selecting one or more advisors to make trading decisions for the Fund.  The Fund will pay Sydling a monthly administration fee in return for its services equal to 1/12 of 0.50% (0.50% per year) of month-end adjusted members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating administration fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  For the years ended December 31, 2013 and 2012 and for the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Fund incurred administrative fees of $1,089,658, $1,098,484 and $35,591, respectively, of which $67,609 and $110,010 remained payable and are reflected on the Statements of Financial Condition as of December 31, 2013 and 2012, respectively.

Each unit, when purchased by a member, shall be fully paid and non-assessable.  No member shall be liable for Fund obligations in excess of the capital contributed by the member, plus such member’s share of undistributed profits, if any.

b.              Trading Advisory Agreement

Sydling, on behalf of the Fund, has entered into an advisory agreement (the “Trading Advisory Agreement”) with the Advisor, a registered commodity trading advisor.  The Advisor is not affiliated with Sydling or UBS Securities LLC or its affiliates and is not responsible for the organization or operation of the Fund.  The Trading Advisory Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Fund.  During the year ended December 31, 2012, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 2% (2% per year) of month-end members’ capital of the Fund.  During the year ended December 31, 2013, the Fund paid the Advisor a monthly advisory fee equal to 1/12 of 1.5% (1.5% per year) of month-end members’ capital of the Fund.  Month-end members’ capital, for the purpose of calculating advisory fees are members’ capital, as defined in the Limited Liability Company Agreement, prior to the reduction of the current month’s incentive allocation accrual, the monthly Advisory fee, Sydling’s administration fee and any redemptions or distributions as of the end of such month.  The Trading Advisory Agreement may be terminated upon notice by either party.  For the years ended December 31, 2013 and 2012 and for the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Fund incurred advisory fees of $3,268,974, $4,393,936 and $142,364, respectively, of which $202,827 and $440,039 remained payable and are reflected on the Statements of Financial Condition as of December 31, 2013 and 2012, respectively.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

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

As of December 31, 2012, costs that had not been reimbursed amounted to $207,832.  The remaining costs were reimbursed by the Fund to UBSFSI in 2013.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements (continued)

December 31, 2013 and 2012

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

7.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Fund through the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the non-managing members totaling $642,000.  Subsequent to year end redemptions were paid to the non-managing members totaling $10,444,709.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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
Jerry Pascucci
President and Director
Sydling Futures Management LLC
Trading Manager, Sydling AAA Master Fund LLC

SYDLING AAA MASTER FUND LLC

Financial Statements

with Report of Independent Registered Public Accounting Firm

For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Member of

Sydling AAA Master Fund LLC

We have audited the accompanying statements of financial condition of Sydling AAA Master Fund LLC (the “Master Fund”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of operations and changes in member’s capital and the financial highlights for each of two years in the period then ended and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011. These financial statements and financial highlights are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Master Fund’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and the financial highlights referred to above present fairly, in all material respects, the financial position of Sydling AAA Master Fund LLC at December 31, 2013 and 2012, and the results of its operations, the changes in its member’s capital and the financial highlights for each of the two years in the period then ended and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 18, 2014

Sydling AAA Master Fund LLC

Statements of Financial Condition

December 31, 2013 and 2012

(Expressed in U.S. Dollars)

	2013	2012
ASSETS

Future options purchased, at fair value (premiums paid $15,387,440 and $60,769,838, respectively)	$8,382,120	$48,831,224
Cash (including restricted cash of $2,075,137 and $8,149,158, respectively)	158,555,081	233,755,964
Net unrealized appreciation on open futures contracts	1,717,472	—
Interest receivable	1,672	5,776
Total Assets	$168,656,345	$282,592,964

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $11,024,220 and $23,375,878, respectively)	$5,878,520	$16,637,538
Net unrealized depreciation on open futures contracts	—	1,030,392
Redemptions payable	7,049,457	3,447,702
Accrued expenses:
Brokerage commissions	474,646	772,567
Professional fees and other expenses	41,959	70,889
Total Liabilities	13,444,582	21,959,088

MEMBER’S CAPITAL

Non-Managing Member	155,211,763	260,633,876
Total Member’s Capital	155,211,763	260,633,876
Total Liabilities and Member’s Capital	$168,656,345	$282,592,964

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2013

(Expressed in U.S. Dollars)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
2,053	ENERGY
	Call
1,471	Other	$6,110,750	3.94%
	Total Call Options Purchased	6,110,750	3.94%
	Put
582	Other	2,271,370	1.46%
	Total Put Options Purchased	2,271,370	1.46%
	Total Energy Options Purchased	8,382,120	5.40%
	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $15,387,440)	8,382,120	5.40%

	FUTURE OPTIONS WRITTEN
(2,436)	ENERGY
	Call
(1,405)	Other	(2,041,620)	(1.32)%
	Total Call Options Purchased	(2,041,620)	(1.32)%
	Put
(1,031)	Other	(3,836,900)	(2.47)%
	Total Put Options Purchased	(3,836,900)	(2.47)%
	Total Energy Options Purchased	(5,878,520)	(3.79)%
	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $11,024,220)	(5,878,520)	(3.79)%
	FUTURES CONTRACTS OWNED
1,330	ENERGY	558,030	0.36%
	TOTAL FUTURES CONTRACTS OWNED	558,030	0.36%
	FUTURES CONTRACTS SOLD
(1,560)	ENERGY	1,159,442	0.75%
	TOTAL FUTURES CONTRACTS SOLD	1,159,442	0.75%
	TOTAL FUTURES CONTRACTS	1,717,472	1.11%
	TOTAL OPTIONS AND FUTURES	4,221,072	2.72%
	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	150,990,691	97.28%
	TOTAL MEMBER’S CAPITAL	$155,211,763	100.00%

Percentages shown represent a percentage of member’s capital as of December 31, 2013.

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

Sydling AAA Master Fund LLC

Statements of Operations

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2013	2012	2011
INVESTMENT INCOME

Interest income	$73,725	$121,733	$442
Total Investment Income	73,725	121,733	442

EXPENSES

Brokerage, clearing and transaction fees	8,371,119	8,390,611	281,094
Professional fees	85,000	80,618	65,500
Organizational expenses	—	—	118,797
Total Expenses	8,456,119	8,471,229	465,391
Net Investment (Loss)	(8,382,394)	(8,349,496)	(464,949)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	(9,657,707)	(4,798,263)	(511,969)
Futures	(19,267,008)	16,918,674	991,603
Net change in unrealized appreciation/(depreciation) on:
Options on futures	3,340,654	(5,988,005)	787,731
Futures	2,747,864	(2,127,807)	1,097,415
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(22,836,197)	4,004,599	2,364,780
Net Income/(Loss)	$(31,218,591)	$(4,344,897)	$1,899,831

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Statements of Changes in Member’s Capital

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

	2013	2012	2011

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM OPERATIONS
Net investment (loss)	$(8,382,394)	$(8,349,496)	$(464,949)
Net realized gain/(loss) from derivative instruments	(28,924,715)	12,120,411	479,634
Net change in unrealized appreciation/(depreciation) on derivative instruments	6,088,518	(8,115,812)	1,885,146
Net Income/(Loss)	(31,218,591)	(4,344,897)	1,899,831

INCREASE (DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS
Subscriptions	37,095,627	201,883,911	83,651,142
Redemptions	(111,299,149)	(22,160,656)	(295,455)
Net Increase (Decrease) in Member’s Capital Derived from Capital Transactions	(74,203,522)	179,723,255	83,355,687
Net Increase (Decrease) in Member’s Capital	(105,422,113)	175,378,358	85,255,518
Member’s Capital at Beginning of Year/Period	260,633,876	85,255,518	—
Member’s Capital at End of Year/Period	$155,211,763	$260,633,876	$85,255,518

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Financial Highlights (continued)

For the years ended December 31, 2013 and 2012, and the period from

December 1, 2011 (commencement of trading operations) through December 31, 2011

(Expressed in U.S. Dollars)

The following represents the ratios to average member’s capital and other supplemental information for the year indicated:

	Year Ended	Year Ended	Period Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Ratio/Supplemental Data:
Ratio of net investment income to average member’s capital (a)	(3.94)%	(4.02)%	(0.55)%
Ratio of total expenses to average member’s capital (a)	3.98%	4.08%	0.55%
Total return (b)	(12.19)%	(2.78)%	2.25%
Member’s capital at end of year/period	$155,211,763	$260,633,876	$85,255,518

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)                                 The ratios to average member’s capital are calculated based on the member’s capital value for the year.  The average member’s capital used in the above ratios are calculated by using member’s capital after year-end withdrawals.

(b)                                 Total return assumes a purchase of an interest in the Master Fund at the beginning of the year and a sale of the Master Fund interest on the last day of the year/period noted.  For the period from December 1, 2011 (commencement of trading operations) to December 31, 2011 where the period is less than the fiscal year, total return has not been annualized.

The accompanying notes are an integral part of these financial statements.

Sydling AAA Master Fund LLC

Notes to Financial Statements

December 31, 2013, 2012, and 2011

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

The member of the Master Fund appointed Sydling Futures Management LLC (“Sydling”) as the member designee (the “Member Designee”) to manage the business and affairs of the Master Fund and to act as the Master Fund’s commodity pool operator.  Sydling is registered as a commodity pool operator and a commodity trading advisor and is a member of the National Futures Association (“NFA”) effective August 10, 2011.  Sydling, a wholly owned subsidiary of UBS Alternatives LLC, was formed on August 4, 2011.  UBS Alternatives LLC is a wholly owned subsidiary of UBS Americas Inc. which ultimately is a subsidiary of UBS AG.

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

2.                                      Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

2.                                      Recent Accounting Pronouncements (continued)

arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Master Fund should also provide the disclosures retrospectively for all comparative periods presented.  The impact of the pronouncement was not material as the Master Fund has presented both net unrealized gains and losses on open future contracts on the statement of operations and disclosed gross unrealized gains and losses in Note 5, “Trading Activities”.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services — Investment Companies (Topic 946), which creates a two-tiered approach to assess whether an entity is an investment company. The guidance will also require an investment company to measure non-controlling ownership interests in other investment companies at fair value and will require additional disclosures relating to investment company status, any changes thereto and information about financial support provided or contractually required to be provided to any of the investment company’s investees. The guidance is effective for financial statements with fiscal years beginning on or after December 15, 2013 and interim periods within those fiscal years.  The Master Fund is an investment company as described in ASU No. 2013-08.  The Master Fund carries its investments at fair value and therefore, there is no impact to the Master Fund’s financial statements as a result of adopting the pronouncement.

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

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

b.              Statements of Cash Flows

The Master Fund is not required to provide Statements of Cash Flows in accordance with Accounting Standard Codification (“ASC”) 230, Statement of Cash Flows.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets.

Level 2 — other significant observable inputs (including quoted prices for similar assets.)

Level 3 — significant unobservable inputs (including the Master Fund’s own assumptions and indicative non-binding broker quotes.)

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

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

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

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

The Master Fund considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker dealers who derive fair values for those assets from observable inputs (Level 2).  As of and for the years ended December 31, 2013 and 2012, and as of and for the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Master Fund did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker dealers who derive fair values for these assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 6, “Trading Activities”.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

c.               Fair Value Measurements (continued)

ASSET TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$8,382,120	$8,382,120	$—	$—
Futures Contracts	$1,717,472	$1,717,472	$—	$—
Total Assets	$10,099,592	$10,099,592	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Written	$(5,878,520)	$(5,878,520)	$—	$—
Total Liabilities	$(5,878,520)	$(5,878,520)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Purchased	$48,831,224	$48,831,224	$—	$—
Total Assets	$48,831,224	$48,831,224	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Future Options Written	$(16,637,538)	$(16,637,538)	$—	$—
Futures Contracts	$(1,030,392)	$(1,030,392)	$—	$—
Total Liabilities	$(17,667,930)	$(17,667,930)	$—	$—

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

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

d.              Redemptions Payable

Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective December 31, 2013 and 2012 have been reflected as redemptions payable in the Statements of Financial Condition.

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

3.                                      Significant Accounting Policies (continued)

e.               Cash

Cash represents cash held on deposit and in segregated accounts with UBS.  The Master Fund considers all cash and short term deposits with original maturity of three months or less when purchased to be cash or cash equivalents.  There are no cash equivalents held as at December 31, 2013 and 2012.  Cash includes cash margin of $2,075,137 and $8,149,158 held by UBS against open derivative positions at December 31, 2013 and 2012, respectively.

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

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

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

Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  Management has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Statements of Operations.  For the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Master Fund did not incur any interest or penalties.

4.                                      Related Party Transactions and Other Agreements

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

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions and Other Agreements (continued)

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

For the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the Master Fund incurred brokerage commissions and trading fees of $8,371,119, $8,390,611 and $281,094, respectively, of which the brokerage commissions of $474,646 and $772,567 remained payable and are reflected on the Statements of Financial Condition as of December 31, 2013 and 2012, respectively.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the years ended December 31, 2013 and 2012, based on a monthly calculation, was 7,077 and 8,160, respectively.  For the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the number of futures contracts traded was 3,423.  The average number of options contracts traded for the years ended December 31, 2013 and 2012, based on a monthly calculation, was 4,235 and 5,461, respectively.  For the period from December 1, 2011 (commencement of trading operations) to December 31, 2011, the number of options contracts traded was 5,816.

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

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

The following table indicated the gross fair values of derivative instruments of futures and options contracts as separate assets and liabilities as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
ASSETS
Futures Contracts
Energy	$2,678,080	$15,366,416
Total unrealized appreciation on open futures contracts	$2,678,080	$15,366,416

LIABILITIES
Futures Contracts
Energy	$(960,608)	$(16,396,808)
Total unrealized depreciation on open futures contracts	$(960,608)	$(16,396,808)

Net unrealized appreciation (depreciation) on open futures contracts *	$1,717,472	$(1,030,392)

ASSETS
Options Purchased
Energy	$8,382,120	$48,831,224
Options Purchased **	$8,382,120	$48,831,224

LIABILITIES
Options Written
Energy	$(5,878,520)	$(16,637,538)
Options Written ***	$(5,878,520)	$(16,637,538)

* These amounts are in “Net unrealized appreciation/(depreciation) on open futures contracts” on the Statements of Financial Condition.

** These amounts are in “Future options purchased, at fair value” on the Statements of Financial Condition.

*** These amounts are in “Future options written, at fair value” on the Statements of Financial Condition.

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

6.                                      Trading Activities (continued)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011.

	Year ended	Year ended	Period ended
	December 31, 2013	December 31, 2012	December 31, 2011
	Gain (loss)	Gain (loss)	Gain (loss)
Sector	from trading	from trading	from trading
Energy	$(22,836,197)	$3,908,377	$2,416,431
Grains	—	97,957	(46,873)
Index	—	(31,522)	(4,778)
Industrial	—	29,787	—
	$(22,836,197)	$4,004,599	$2,364,780	****

**** These amounts are in “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Statements of Operations.

The volume of activity of futures and future options that are presented in the Condensed Schedule of Investments is consistent with the average daily activity during the years ended December 31, 2013 and 2012, and the period from December 1, 2011 (commencement of trading operations) to December 31, 2011.

7.                                      Financial Instruments Risks

In the normal course of business, the Master Fund, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments.  These financial instruments may include futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument.  These instruments may be traded on an exchange or over-the-counter (“OTC”).  Exchange-traded instruments are standardized and include futures and certain options contracts.  OTC contracts are negotiated between contracting parties and include forwards and certain options.  Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of an option has unlimited risk.  Each of these instruments is subject to various risks similar to those

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

7.                                      Financial Instruments Risks (continued)

related to the underlying financial instruments including market and credit risk.  In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Sydling AAA Master Fund LLC

Notes to Financial Statements Continued

December 31, 2013, 2012, and 2011

(Expressed in U.S. Dollars)

8.                                      Subsequent Events

Management has evaluated the impact of all subsequent events on the Master Fund through the date these financial statements were available to be issued.  Subsequent to year end additional subscriptions were received from the Feeder totaling $642,000.  Subsequent to year end redemptions were paid to the Feeder totaling $11,009,565.  Management has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

The Member Designee’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the CEO and CFO have concluded that at that date the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 13, 2014, Mr. Robert Showers has resigned as a director of the Member Designee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Fund has no officers, directors or employees and its affairs are managed by Sydling. Investment decisions are made by the Advisor.

The officers and directors of the Member Designee are Jerry Pascucci (President and Director), Daryl Dewbrey (Senior Vice President, Secretary and Director), Michael Perry (Senior Vice President and Director), Jennifer Magro (Chief Financial Officer and Director) William Frey (Director) and John J. Brown (Director). Each director of the Member Designee holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) UBS Alternatives LLC, as the sole member of the Member Designee. The officers of the Member Designee are designated by the Member Designee’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

The Fund has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Fund has not adopted any procedures by which investors may recommend nominees to the Fund’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Fund has no directors or officers. Its affairs are managed by the Member Designee, which receives compensation for its services, as set forth under “Item 1. Business.” UBS Securities, an affiliate of the Member Designee, is the commodity broker for the Fund and receives brokerage commissions for such services, as described under “Item 1. Business.” During the years ended December 31, 2013 and 2012 and the period ended December 31, 2011, UBS Securities earned $8,371,119, $8,390,611 and $281,094, respectively, in brokerage commissions and clearing fees from the Master Fund. The Advisor earned $3,268,974, $4,393,936 and $142,364 in advisory fees during 2013, 2012 and 2011, respectively. The Member Designee earned $1,089,658, $1,098,484 and $35,591 in administrative fees during 2013, 2012 and 2011, respectively. The Advisor earned an incentive allocation of $253,281 for the year ended December 31, 2012. There was no incentive allocation paid for the year ended December 31, 2013 or the period ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, there were no beneficial owners of more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Redeemable Units		Redeemable Units		%

(b) Security ownership of management. Under the terms of the LLC Agreement, the Fund’s affairs are managed by the Member Designee. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Member Designee unit equivalents	Member Designee	25.000	0.01%
Redeemable Units	Jennifer Magro*	25.057	0.01%
Redeemable Units	Michael Perry*	50.000	0.03%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“E&Y”) in the years ended December 31, 2013 and 2012 for the audit of the Fund’s annual financial statements, review of financial statements included in the Fund’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2013	$26,523
2012	$25,750

(2) Audit-Related Fees. None

(3) Tax Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by E&Y for tax compliance and tax advice given in the preparation of the Fund’s Schedule K1s, the preparation of the Fund’s Form 1065 and preparation of State Tax Returns were:

2013	$50,000
2012	$45,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012

Statements of Operations for the years ended December 31, 2013 and 2012 and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011

Statements of Changes in Members’ Capital for the years ended December 31, 2013 and 2012 and the period from December 1, 2011 (commencement of trading operations) through December 31, 2011

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

(a)	Letter from the Member Designee extending the Trading Advisory Agreement for 2012, dated June 19, 2012 (previously filed).

(b)	Letter from the Member Designee extending the Trading Advisory Agreement for 2013, dated June 24, 2013 (filed herewith).

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
Date: March 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci	/s/ Daryl Dewbrey	/s/ Michael Perry
Jerry Pascucci President and Director Sydling Futures Management LLC Date: March 24, 2014	Daryl Dewbrey Director Sydling Futures Management LLC Date: March 24, 2014	Michael Perry Director Sydling Futures Management LLC Date: March 24, 2014

/s/ Jennifer Magro	/s/ John Brown	/s/ William Frey
Jennifer Magro Chief Financial Officer Sydling Futures Management LLC Date: March 24, 2014	John Brown Director Sydling Futures Management LLC Date: March 24, 2014	William Frey Director Sydling Futures Management LLC Date: March 24, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Members

No proxy material has been sent to Members.