Form 10-Q
period 2014-03-31
AAA Energy Opportunities Fund LLC
filed 2014-05-15
CIK 1529004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, 165,525.156 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2014 and 2013 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4.	Controls and Procedures	20

PART II — Other Information		21 – 22

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

	Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

	Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

	Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

	Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $155,511,380 and $173,959,066, respectively)	$137,751,349	$155,211,763
Cash	342,318	227,966
Receivable from Sydling AAA Master Fund LLC	5,330,775	7,049,457
Total Assets	$143,424,442	$162,489,186

LIABILITIES

Subscriptions received in advance	$125,000	$25,000
Redemptions payable	5,063,396	6,779,022
Accrued expenses:
Advisory fees	178,816	202,827
Administrative fees	59,606	67,609
Professional fees and other expenses	246,275	202,965
Total Liabilities	5,673,093	7,277,423

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	20,261	20,624
Special Member (253.781 Redeemable Units)	205,677	209,363
Non-Managing Members (169,689.325 and 187,862.421 Redeemable Units)	137,525,411	154,981,776

Total Members’ Capital	137,751,349	155,211,763
Total Liabilities and Members’ Capital	$143,424,442	$162,489,186
Members’ Capital per Redeemable Unit (based on 169,968.106 and 188,141.202 Redeemable Units)	$810.45	$824.97

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$13,008	$33,945

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	1,375,320	2,440,598
Advisory fees	559,021	923,189
Administrative fees	186,340	307,730
Professional fees and other expenses	86,876	103,125
Total Expenses	2,207,557	3,774,642

NET INVESTMENT LOSS	(2,194,549)	(3,740,697)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	2,181,596	(9,387,619)
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	(2,606,357)	(8,866,407)
Total Trading Results	(424,761)	(18,254,026)

Net loss before incentive allocation to Special Member	(2,619,310)	(21,994,723)

Reversal of incentive allocation to Special Member	—	—

Net loss after incentive allocation to Special Member	(2,619,310)	(21,994,723)

Subscriptions — Non-managing Members	667,000	12,763,500
Redemptions — Non-managing Members	(15,508,104)	(14,082,724)
Reversal of incentive allocation to Special Member	—	—

Net decrease in Members’ Capital	(17,460,414)	(23,313,947)

Members’ Capital, beginning of period	$155,211,763	$260,470,579

Members’ Capital, end of period	$137,751,349	$237,156,632

Net loss per Redeemable Unit	$(14.52)	$(80.22)

Weighted average Redeemable Units outstanding	178,008.963	270,546.675

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

March 31, 2014

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling AAA Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at March 31, 2014 and December 31, 2013 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

BNY Mellon Investment Servicing (US) Inc. serves as administrator of the Fund.

AAA Capital Management Advisors, Ltd. (the “Advisor”) serves as the trading advisor to the Fund and the Master Fund.  In addition, the Advisor is also a special member of the Fund (in such capacity, the “Special Member”).

Sydling and each Member share in the profits and losses of the Fund, after the allocation to the Special Member, if any, in proportion to the amount of limited liability company interest owned by each except that no Member shall be liable for obligations of the Fund in excess of such member’s capital contribution and profits, if any, net of distributions and losses, if any.

The accompanying financial statements and notes are unaudited and are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read in conjunction with the financial statements and notes included in the Fund’s Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”).

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013 and Statements of Operations and Changes in Members’ Capital for the three months ended March 31, 2014 and 2013 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	March 31, 2014	December 31, 2013

ASSETS

Cash (including restricted cash of $5,811,822 and $2,075,137, respectively)	$141,134,963	$158,555,081
Future options purchased, at fair value (premiums paid $12,093,680 and $15,387,440, respectively)	6,821,500	8,382,120
Net unrealized appreciation on open futures contracts	—	1,717,472
Interest receivable	13,008	1,672
Total Assets	$147,969,471	$168,656,345

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $6,930,270 and $11,024,220, respectively)	$3,202,830	$5,878,520
Net unrealized depreciation on open futures contracts	1,203,765	—
Redemptions payable	5,330,775	7,049,457
Accrued expenses:
Brokerage fees	418,544	474,646
Professional fees and other expenses	62,208	41,959
Total Liabilities	10,218,122	13,444,582

MEMBER’S CAPITAL

Non-Managing Members	137,751,349	155,211,763
Total Member’s Capital	137,751,349	155,211,763
Total Liabilities and Member’s Capital	$147,969,471	$168,656,345

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
1,467	ENERGY
	Call
1,096	Other	6,673,010	4.84%
	Total Call Options Purchased	6,673,010	4.84%
	Put
371	Other	148,490	0.11%
	Total Put Options Purchased	148,490	0.11%

	Total Energy Options Purchased	6,821,500	4.95%

	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $12,093,680)	6,821,500	4.95%

	FUTURE OPTIONS WRITTEN
(1,479)	ENERGY
	Call
(380)	Other	(770,230)	(0.55)%
	Total Call Options Written	(770,230)	(0.55)%
	Put
(1,099)	Other	(2,432,600)	(1.77)%
	Total Put Options Written	(2,432,600)	(1.77)%

	Total Energy Options Written	(3,202,830)	(2.32)%

	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $6,930,270)	(3,202,830)	(2.32)%

	FUTURES CONTRACTS OWNED
2,164	ENERGY	970,343	0.70%
	TOTAL FUTURES CONTRACTS OWNED	970,343	0.70%

	FUTURES CONTRACTS SOLD
(1,922)	ENERGY	(2,174,108)	(1.58)%
	TOTAL FUTURES CONTRACTS SOLD	(2,174,108)	(1.58)%

	TOTAL FUTURES CONTRACTS	(1,203,765)	(0.88)%

	TOTAL OPTIONS AND FUTURES	2,414,905	1.75%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	135,336,444	98.25%
	TOTAL MEMBER’S CAPITAL	$137,751,349	100.00%

Percentages shown represent a percentage of member’s capital as of March 31, 2014.

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

December 31, 2013

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

Sydling AAA Master Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

INVESTMENT INCOME

Interest income	$13,008	$33,945

EXPENSES

Brokerage, clearing and transaction fees	1,355,070	2,419,349
Professional fees	20,250	21,250
Total Expenses	1,375,320	2,440,599

NET INVESTMENT LOSS	(1,362,312)	(2,406,654)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	1,517,174	(2,232,334)
Futures	664,422	(7,155,285)
Net change in unrealized appreciation/(depreciation) on:
Options on futures	314,880	(7,503,132)
Futures	(2,921,237)	(1,363,275)
Net Realized and Unrealized Loss from Derivative Instruments	(424,761)	(18,254,026)

Net loss	(1,787,073)	(20,660,680)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	667,000	12,763,500
Redemptions	(16,340,341)	(15,461,303)

Net Decrease in Member’s Capital Derived from Capital Transactions	(15,673,341)	(2,697,803)
Net Decrease in Member’s Capital	(17,460,414)	(23,358,483)
Member’s Capital, Beginning of Period	155,211,763	260,633,876
Member’s Capital, End of Period	$137,751,349	$237,275,393

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$824.97	$960.28
Income/(loss) from investment operations:
Net investment income/(loss) and incentive allocation	(12.04)	(13.57)
Net realized and unrealized gain/(loss) from investment activities (b)	(2.48)	(66.65)
Incentive allocation to Special Member	—	—
Total from investment operations	(14.52)	(80.22)
Members’ capital per Redeemable Unit, end of period	$810.45	$880.06

Ratio/Supplemental Data: (c)
Ratio of net investment loss to average Members’ capital	(5.99)%	(6.09)%

Ratio of total expenses to average Members’ capital before incentive allocation	6.03%	6.14%
Ratio of incentive allocation to average Members’ Capital	—	—
Ratio of total expenses and incentive allocation to average Members’ capital	6.03%	6.14%

Total return before incentive allocation	(1.76)%	(8.35)%
Incentive allocation	—	—
Total return after incentive allocation	(1.76)%	(8.35)%

Members’ capital at end of period	$137,751,349	$237,156,632

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

Financial Highlights of the Master Fund:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Ratio/Supplemental Data: (a)
Ratio of net investment income to average member’s capital	(3.72)%	(3.91)%
Ratio of total expenses to average member’s capital	3.75%	3.97%
Total return	1.21%	(7.85)%
Member’s capital at end of period	$137,751,349	$237,275,393

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended March 31, 2014 and 2013, based on a monthly calculation, was 3,148 and 8,993, respectively.  The average number of options contracts traded for the three months ended March 31, 2014 and 2013, based on a monthly calculation, was 1,340 and 5,360, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
ASSETS
Futures Contracts
Energy	$1,448,884	$2,678,080
Total unrealized appreciation on open futures contracts	$1,448,884	$2,678,080

LIABILITIES
Futures Contracts
Energy	$(2,652,649)	$(960,608)
Total unrealized depreciation on open futures contracts	$(2,652,649)	$(960,608)

Net unrealized appreciation (depreciation) on open futures contracts *	$(1,203,765)	$1,717,472

ASSETS
Options Purchased
Energy	$6,821,500	$8,382,120
Options Purchased **	$6,821,500	$8,382,120

LIABILITIES
Options Written
Energy	$(3,202,830)	$(5,878,520)
Options Written ***	$(3,202,830)	$(5,878,520)

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014		Three months ended March 31, 2013
Sector	Gain/(loss) from trading		Gain/(loss) from trading
Energy	$(424,761)		$(18,254,027)
	$(424,761	)****	$(18,254,027	)****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average daily activity during the three months ended March 31, 2014 and 2013.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended March 31, 2014 and December 31, 2013, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended March 31, 2014 and December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended March 31, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at March 31, 2014	Level 1	Level 2	Level 3
Future Options Purchased	$6,821,500	$6,821,500	$—	$—
Total Assets	$6,821,500	$6,821,500	$—	$—

LIABILITIES TABLE
(Unaudited)

Description	Total Fair Value at March 31, 2014	Level 1	Level 2	Level 3
Future Options Written	$(3,202,830)	$(3,202,830)	$—	$—
Futures Contracts	$(1,203,765)	$(1,203,765)	$—	$—
Total Liabilities	$(4,406,595)	$(4,406,595)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$8,382,120	$8,382,120	$—	$—
Futures Contracts	$1,717,472	$1,717,472	$—	$—
Total Assets	$10,099,592	$10,099,592	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Written	$(5,878,520)	$(5,878,520)	$—	$—
Total Liabilities	$(5,878,520)	$(5,878,520)	$—	$—

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at March 31, 2014 and December 31, 2013.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of March 31, 2014 and December 31, 2013. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective March 31, 2014 and December 31, 2013 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended March 31, 2014 and December 31, 2013, the Master Fund did not incur any interest or penalties.

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

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to March 31, 2014, additional subscriptions were received from the non-managing Members totaling $385,000.  Subsequent to March 31, 2014, redemptions of $3,816,169 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Fund does not engage in sales of goods or services. Its only assets are its investment in the Master Fund, cash and receivables from the Master Fund. The Master Fund does not engage in the sale of goods or services. The Master Fund’s only assets are its equity in its trading accounts, consisting of cash, future options purchased at fair value, net unrealized appreciation on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Fund, through its investment in the Master Fund. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

For the three months ended March 31, 2014 and 2013, the Master Fund’s average margin to equity ratio was 2.61% and 2.10%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, the Fund’s capital decreased 11.2% from $155,211,763 to $137,751,349. This decrease was attributable to a net loss from operations of $2,619,310, coupled with the redemptions of Redeemable Units resulting in an outflow of $15,508,104, which was partially offset by subscriptions for Redeemable Units totaling $667,000. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the three months ended March 31, 2014, the Master Fund’s capital decreased 11.2% from $155,211,763 to $137,751,349. This decrease was attributable to a net loss from operations of $1,787,073, coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $16,340,341, which was partially offset by subscriptions for interest in the Master Fund totaling $667,000. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s first quarter of 2014, the net asset value per Redeemable Unit decreased 1.8% from $824.97 to $810.45. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the first quarter of 2014 of $424,761. Losses were primarily attributable to the Master Fund’s trading of commodity futures in NYMEX Heating Oil, IPE Brent Crude Oil and RBOB/gasoline and were partially offset by gains in WTI Crude Oil and NYMEX Natural Gas.

The Fund’s performance declined in the first quarter of 2014 despite modest gains from natural gas trading. The Fund entered January with a short natural gas structure following strong year over year production growth and a meaningful run up in prices during November and December. However, record cold across much of the U.S. and subsequent surge in demand overwhelmed storage levels leading to a severe price spike. The Fund closed out all of its short exposure by mid —January and established a long structure for the remainder of the first quarter. Natural gas prices moved violently in February leading to large gains for the Fund. Prices retracted slightly towards the end of March, costing the Fund slightly. Overall, the Fund generated positive returns from its long natural gas exposure benefiting from abnormally cold weather and increased volatility not seen in many years.

Within the petroleum book, WTI Crude trading produced modest gains while Brent, Heating Oil and RBOB Gasoline trading detracted. The Fund established a long Heating Oil position in February that lead to strong gains as a result of decreasing supply from persistently cold weather.  However, the Fund gave back some of its gains as Heating Oil fundamentals weakened in March as implied demand and draws on storage were reportedly weaker than forecasts suggested. Following the losses, the Fund migrated some of its long Heating Oil exposure into RBOB Gasoline. Positions in Brent, Gasoil and RBOB Gasoline were generally flat for the quarter.

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

During the first quarter of 2013, the Fund declined primarily from positions related to WTI/crude, NYMEX Gasoil and RBOB/gasoline. Modest gains were generated from NYMEX Heating Oil, IPE Brent Crude Oil and NYMEX Natural Gas. Short WTI crude spread exposure hurt the portfolio in both January and March as the fixed price and spread markets rallied. Prices moved higher despite negative fundamentals relating to extremely high stocks in Cushing, expectations of run cuts and that the Seaway Pipeline flows out of Cushing would be lower and less consistent in the subsequent months. Additionally, long crude option volatility cost the portfolio as the back of the volatility curve declined. Heating oil versus gasoil arbitrage was another big detractor last quarter. The Fund remains bearish on the distillate complex relative to crude oil and believe Euro distillate is set to weaken relative to the US market. Natural gas contributed very modest gains as the Fund becomes more constructive on the opportunity set. While natural gas volatility remains depressed, fundamentals are have a greater impact on price movements.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended March 31, 2014 and 2013 were $1,355,070 and $2,419,349, respectively. The decrease in brokerage, clearing and transaction fees for the three months ended March 31, 2014 is due to lower average net assets as compared to the corresponding period in 2013.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended March 31, 2014 and 2013 were $559,021 and $923,189, respectively.  The calculation of advisory fees for the three months ended March 31, 2014 and 2013 was based on a monthly average net asset value of $149,072,370 and $245,826,879, respectively.  The decrease in advisory fees for the three months ended March 31, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended March 31, 2014 and 2013 were $186,340 and $307,730, respectively.  The calculation of administrative fees for the three months ended March 31, 2014 and 2013 was based on a monthly average net asset value of $149,072,370 and $245,826,879, respectively.  The decrease in administrative fees for the three months ended March 31, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive allocation made for the three ended March 31, 2014 or 2013.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of March 31, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended March 31, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, the Master Fund’s total capitalization was $137,751,349 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of March 31, 2014 was as follows:

			Three Months ended March 31, 2014 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$5,811,822	4.22%	$10,626,101	$1,592,452	$5,779,201
Total	$5,811,822	4.22%

As of December 31, 2013, the Master Fund’s total capitalization was $155,211,763 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2013 was as follows:

			Twelve Months ended December 31, 2013
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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                     Legal Proceedings

The following information supplements and amends the discussion set forth under Item 3. “Legal Proceedings” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There are no material legal proceedings pending against the Fund and Sydling.

Item 1A.            Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were additional subscriptions of 822.840 Redeemable Units totaling $667,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	6,230.582	$807.63	N/A	N/A
February 1, 2014 — February 28, 2014	6,517.718	$830.46	N/A	N/A
March 1, 2014 — March 31, 2014	6,247.634	$810.45	N/A	N/A
Total	18,995.934	$816.18

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

Exhibit 99.1

Annual Report of the Fund for the period ended December 31, 2013 (filed as Exhibit 99.1 to the general form for registration of securities on Form 10 filed on April 26, 2012 and incorporated herein by reference).

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

AAA ENERGY OPPORTUNITIES FUND LLC

(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	May 15, 2014