Form 10-Q
period 2014-06-30
AAA Energy Opportunities Fund LLC
filed 2014-08-14
CIK 1529004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, 147,186.962 Limited Liability Company Redeemable Units were outstanding.

AAA ENERGY OPPORTUNITIES FUND LLC

Form 10-Q

Index

		Page
		Number

PART I — Financial Information:
Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013	3

	Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2014 and 2013 (unaudited)	4

	Notes to Financial Statements, including the Financial Statements of Sydling AAA Master Fund LLC (unaudited)	5 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 20

Item 4.	Controls and Procedures	20

PART II — Other Information		21 – 22

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

Exhibit 101.CAL — XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB — XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE — XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF — XBRL Taxonomy Extension Definition Document.

PART I

Item 1.  Financial Statements

AAA Energy Opportunities Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS

Investment in Sydling AAA Master Fund LLC, at fair value (cost $141,477,962 and $173,959,066, respectively)	$123,299,455	$155,211,763
Cash	325,831	227,966
Receivable from Sydling AAA Master Fund LLC	5,036,660	7,049,457
Total Assets	$128,661,946	$162,489,186

LIABILITIES

Subscriptions received in advance	$191,000	$25,000
Redemptions payable	4,792,054	6,779,022
Accrued expenses:
Advisory fees	160,382	202,827
Administrative fees	53,461	67,609
Professional fees and other expenses	165,594	202,965
Total Liabilities	5,362,491	7,277,423

MEMBERS’ CAPITAL

Member Designee (25.000 Redeemable Units)	19,737	20,624
Special Member (253.781 Redeemable Units)	200,358	209,363
Non-Managing Members (155,896.378 and 187,862.421 Redeemable Units)	123,079,360	154,981,776

Total Members’ Capital	123,299,455	155,211,763
Total Liabilities and Members’ Capital	$128,661,946	$162,489,186
Members’ Capital per Redeemable Unit (based on 156,175.159 and 188,141.202 Redeemable Units)	$789.49	$824.97

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Statements of Operations and Changes in Members’ Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INVESTMENT INCOME

Interest allocated from Sydling AAA Master Fund LLC	$8,913	$14,008	$21,921	$47,953

EXPENSES

Expenses allocated from Sydling AAA Master Fund LLC	1,253,833	2,341,606	2,629,153	4,782,205
Advisory fees	503,345	890,545	1,062,366	1,813,733
Administrative fees	167,782	296,848	354,122	604,578
Professional fees and other expenses	92,290	103,125	179,166	206,250
Total Expenses	2,017,250	3,632,124	4,224,807	7,406,766

NET INVESTMENT (LOSS)	(2,008,337)	(3,618,116)	(4,202,886)	(7,358,813)

TRADING RESULTS

Net realized gain/(loss) allocated from Sydling AAA Master Fund LLC	145,101	(5,602,365)	2,326,697	(14,989,984)
Net change in unrealized appreciation/(depreciation) allocated from Sydling AAA Master Fund LLC	(1,496,212)	7,191,040	(4,102,569)	(1,675,367)
Total Trading Results	(1,351,111)	1,588,675	(1,775,872)	(16,665,351)

Net (loss) before incentive allocation to Special Member	(3,359,448)	(2,029,441)	(5,978,758)	(24,024,164)

Incentive allocation to Special Member	—	—	—	—

Net (loss) after incentive allocation to Special Member	(3,359,448)	(2,029,441)	(5,978,758)	(24,024,164)

Subscriptions — Non-managing Members	510,000	17,154,811	1,177,000	29,918,311
Redemptions — Non-managing Members	(11,602,446)	(30,889,453)	(27,110,550)	(44,972,177)

Net (decrease) in Members’ Capital	(14,451,894)	(15,764,083)	(31,912,308)	(39,078,030)

Members’ Capital, beginning of period	$137,751,349	$237,156,632	$155,211,763	$260,470,579

Members’ Capital, end of period	$123,299,455	$221,392,549	$123,299,455	$221,392,549

Net (loss) per Redeemable Unit	$(20.96)	$(7.72)	$(35.48)	$(87.94)

Weighted average Redeemable Units outstanding	162,860.389	261,379.011	172,825.598	267,844.739

See accompanying notes to financial statements.

AAA Energy Opportunities Fund LLC

Notes to Financial Statements

June 30, 2014

(Unaudited)

1.  General

AAA Energy Opportunities Fund LLC (the “Fund”) is a Delaware limited liability company formed on August 10, 2011.  Trading operations of the Fund commenced on December 1, 2011.  The Fund’s investment objective is to achieve capital appreciation through speculative trading, directly or indirectly, in commodity interests generally including, commodity futures and commodity option contracts on United States exchanges and certain foreign exchanges and swaps.  The Fund intends to trade only energy and energy-related products but is authorized to trade commodity futures, swap and option contracts of any kind.  The Fund privately and continually offers redeemable units of limited liability company interest in the Fund (“Redeemable Units”) to qualified investors and subscriptions are generally accepted monthly.  There is no maximum number of Redeemable Units that may be sold by the Fund.  The Fund invests substantially all of its assets in the Sydling AAA Master Fund LLC (“Master Fund”), also a Delaware limited liability company, which has the same investment objective as the Fund.  The Master Fund’s Statement of Financial Condition, including Condensed Schedules of Investments and Statements of Operations and Changes in Members’ Capital are included herein.  The percentage of the Master Fund’s capital owned by the Fund at June 30, 2014 and December 31, 2013 was 100%.  The performance of the Fund is directly affected by the performance of the Master Fund.

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

The Master Fund’s Statement of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013 and Statements of Operations and Changes in Members’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

Sydling AAA Master Fund LLC

Statements of Financial Condition

	(Unaudited)
	June 30, 2014	December 31, 2013

ASSETS

Cash (including restricted cash of $1,566,557 and $2,075,137, respectively)	$127,334,296	$158,555,081
Future options purchased, at fair value (premiums paid $13,453,480 and $15,387,440, respectively)	10,598,260	8,382,120
Net unrealized appreciation on open futures contracts	—	1,717,472
Interest receivable	14,594	1,672
Total Assets	$137,947,150	$168,656,345

LIABILITIES AND MEMBER’S CAPITAL

Future options written, at fair value (premiums received $7,785,470 and $11,024,220, respectively)	$2,602,136	$5,878,520
Net unrealized depreciation on open futures contracts	6,572,831	—
Redemptions payable	5,036,660	7,049,457
Accrued expenses:
Brokerage fees	375,409	474,646
Professional fees and other expenses	60,659	41,959
Total Liabilities	14,647,695	13,444,582

MEMBER’S CAPITAL

Non-Managing Members	123,299,455	155,211,763
Total Member’s Capital	123,299,455	155,211,763
Total Liabilities and Member’s Capital	$137,947,150	$168,656,345

Sydling AAA Master Fund LLC

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

			Percent of
Number of			Member’s
Contracts		Fair Value	Capital
	FUTURE OPTIONS PURCHASED
3,510	ENERGY
	Call
931	Crude Oil December 2014	$9,799,570	7.95%
578	Other	442,020	0.36%
	Total Call Options Purchased	10,241,590	8.31%
	Put
2,001	Other	356,670	0.29%
	Total Put Options Purchased	356,670	0.29%

	Total Energy Options Purchased	10,598,260	8.60%

	TOTAL FUTURE OPTIONS PURCHASED (Premiums paid $13,453,480)	10,598,260	8.60%

	FUTURE OPTIONS WRITTEN
(3,053)	ENERGY
	Call
(472)	Other	(1,138,583)	(0.92)%
	Total Call Options Written	(1,138,583)	(0.92)%
	Put
(2,581)	Other	(1,463,553)	(1.19)%
	Total Put Options Written	(1,463,553)	(1.19)%

	Total Energy Options Written	(2,602,136)	(2.11)%

	TOTAL FUTURE OPTIONS WRITTEN (Premiums received $7,785,470)	(2,602,136)	(2.11)%

	FUTURES CONTRACTS OWNED
441	ENERGY	2,117,840	1.71%
	TOTAL FUTURES CONTRACTS OWNED	2,117,840	1.71%

	FUTURES CONTRACTS SOLD
(1,571)	ENERGY
(1,079)	WTI Crude August 2014 — December 2016	(8,443,691)	(6.85)%
(492)	Other	(246,980)	(0.20)%
	TOTAL FUTURES CONTRACTS SOLD	(8,690,671)	(7.05)%

	TOTAL FUTURES CONTRACTS	(6,572,831)	(5.34)%

	TOTAL OPTIONS AND FUTURES	1,423,293	1.15%

	OTHER ASSETS IN EXCESS OF OTHER LIABILITIES	121,876,162	98.85%
	TOTAL MEMBER’S CAPITAL	$123,299,455	100.00%

Percentages shown represent a percentage of member’s capital as of June 30, 2014.

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

Sydling AAA Master Fund LLC

Statements of Operations and Changes in Member’s Capital

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

INVESTMENT INCOME

Interest income	$8,913	$14,008	$21,921	$47,953

EXPENSES

Brokerage, clearing and transaction fees	1,233,583	2,320,356	2,588,653	4,739,705
Professional fees	20,250	21,250	40,500	42,500
Total Expenses	1,253,833	2,341,606	2,629,153	4,782,205

NET INVESTMENT (LOSS)	(1,244,920)	(2,327,598)	(2,607,232)	(4,734,252)

NET REALIZED AND UNREALIZED GAIN/(LOSS) FROM DERIVATIVE INSTRUMENTS

Net realized gain/(loss) from:
Options on futures	296,090	(240,212)	1,813,264	(2,472,546)
Futures	(150,989)	(5,362,153)	513,433	(12,517,438)
Net change in unrealized appreciation/(depreciation) on:
Options on futures	3,872,854	2,023,127	4,187,734	(5,480,005)
Futures	(5,369,066)	5,167,913	(8,290,303)	3,804,638
Net Realized and Unrealized Gain/(Loss) from Derivative Instruments	(1,351,111)	1,588,675	(1,775,872)	(16,665,351)

Net (loss)	(2,596,031)	(738,923)	(4,383,104)	(21,399,603)

INCREASE/(DECREASE) IN MEMBER’S CAPITAL FROM CAPITAL TRANSACTIONS

Subscriptions	510,000	17,154,811	1,177,000	29,918,311
Redemptions	(12,365,863)	(32,224,507)	(28,706,204)	(47,685,810)

Net (Decrease) in Member’s Capital Derived from Capital Transactions	(11,855,863)	(15,069,696)	(27,529,204)	(17,767,499)

Net (Decrease) in Member’s Capital	(14,451,894)	(15,808,619)	(31,912,308)	(39,167,102)
Member’s Capital, Beginning of Period	137,751,349	237,275,393	155,211,763	260,633,876
Member’s Capital, End of Period	$123,299,455	$221,466,774	$123,299,455	$221,466,774

2.              Financial Highlights

Changes in the net asset value per Redeemable Unit for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Per share operating performance: (a)
Members’ capital per Redeemable Unit, beginning of period	$810.45	$880.06	$824.97	$960.28
Income/(loss) from investment operations:
Net investment income/(loss) and incentive allocation	(12.09)	(13.36)	(24.12)	(26.93)
Net realized and unrealized gain/(loss) from investment activities	(8.87)	5.64	(11.36)	(61.01)
Total from investment operations	(20.96)	(7.72)	(35.48)	(87.94)
Members’ capital per Redeemable Unit, end of period	$789.49	$872.34	$789.49	$872.34

Ratio/Supplemental Data: (b)
Ratio of net investment loss to average Members’ capital	(6.08)%	(6.31)%	(6.03)%	(6.19)%
Ratio of total expenses to average Members’ capital	6.11%	6.34%	6.06%	6.23%
Ratio of incentive allocation to average Members’ capital	—%	—%	—%	—%
Ratio of total expenses and incentive allocation to average Members’ capital	6.11%	6.34%	6.06%	6.23%

Total return before incentive allocation	(2.59)%	(0.88)%	(4.30)%	(9.16)%
Incentive allocation	—	—	—	—%
Total return after incentive allocation	(2.59)%	(0.88)%	(4.30)%	(9.16)%

Members’ capital at end of period	$123,299,455	$221,392,549	$123,299,455	$221,392,549

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

(b)         The ratios to average Members’ capital are annualized.  The average Members’ capital used in the above ratios is an average of each month-end Members’ capital during the period.

Financial Highlights of the Master Fund:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Ratio/Supplemental Data: (a)
Ratio of net investment (loss) to average member’s capital	(3.77)%	(4.06)%	(3.74)%	(3.98)%
Ratio of total expenses to average member’s capital	3.80%	4.08%	3.77%	4.02%
Total return	(2.03)%	(0.32)%	(3.22)%	(8.51)%
Member’s capital at end of period	$123,299,455	$221,466,774	$123,299,455	$221,466,774

Total return and the ratios to average member’s capital are calculated for investor’s capital taken as a whole.  An individual investor’s capital may vary from these ratios and total return based on the timing of capital transactions.

(a)                                 The ratios to average Member’s capital are annualized.  The average Member’s capital used in the above ratios is an average of each month-end member’s capital during the period.

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

All of the commodity interests owned by the Master Fund are held for trading purposes.  The average number of futures contracts traded for the three months ended June 30, 2014 and 2013, based on a monthly calculation, was 4,315 and 8,866, respectively.  The average number of options contracts traded for the three months ended June 30, 2014 and 2013, based on a monthly calculation, was 1,877 and 6,063, respectively.  The average number of futures contracts traded for the six months ended June 30, 2014 and 2013, based on a monthly calculation, was 3,731 and 8,930, respectively.  The average number of options contracts traded for the six months ended June 30, 2014 and 2013, based on a monthly calculation, was 1,609 and 5,712, respectively.

The following tables indicate the gross fair values of derivative instruments of futures and option contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
ASSETS
Futures Contracts
Energy	$2,471,106	$2,678,080
Total unrealized appreciation on open futures contracts	$2,471,106	$2,678,080

LIABILITIES
Futures Contracts
Energy	$(9,043,937)	$(960,608)
Total unrealized depreciation on open futures contracts	$(9,043,937)	$(960,608)

Net unrealized appreciation (depreciation) on open futures contracts *	$(6,572,831)	$1,717,472

ASSETS
Options Purchased
Energy	$10,598,260	$8,382,120
Options Purchased **	$10,598,260	$8,382,120

LIABILITIES
Options Written
Energy	$(2,602,136)	$(5,878,520)
Options Written ***	$(2,602,136)	$(5,878,520)

* These amounts are presented as “Net unrealized appreciation (depreciation) on open futures contracts” on the Master Fund’s Statements of Financial Condition.

**  These amounts are presented as “Future options purchased, at fair value” on the Master Fund’s Statements of Financial Condition.

***These amounts are presented as “Future options written, at fair value” on the Master Fund’s Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30, 2014		Three months ended June 30, 2013		Six months ended June 30, 2014		Six months ended June 30, 2013
Sector	Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading		Gain/(loss) from trading
Energy	$(1,351,111)		$1,588,675		$(1,775,872)		$(16,665,351)
	$(1,351,111	)****	$1,588,675	****	$(1,775,872	)****	$(16,665,351	)****

**** These amounts are presented as “Net Realized and Unrealized Gain/(Loss) from Derivative Instruments” on the Master Fund’s Statements of Operations and Changes in Members’ Capital.

The volume of activity of futures and futures options that are presented in the Master Fund’s Condensed Schedule of Investments is consistent with the average monthly activity during the three and six months ended June 30, 2014 and 2013.

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

The Fund values investments in the Master Fund, where there are no other rights or obligations inherent within the ownership interest held by the Fund, based on the end of the day net asset value of the Master Fund (Level 2).  The value of the Fund’s investment in the Master Fund reflects its proportional interest in the Master Fund.  As of and for the periods ended June 30, 2014 and December 31, 2013, the Fund did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).

The Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

Master Fund Fair Value Measurements.  For assets and liabilities measured at fair value on a recurring basis during the period, the Master Fund provides quantitative disclosures about the fair value measurements separately for each class of assets and liabilities, as well as a reconciliation of beginning and ending balances of Level 3 assets and liabilities broken down by class.

The Master Fund considers prices for exchange-traded commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1).  As of and for the periods ended June 30, 2014 and December 31, 2013, the Master Fund did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for these assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of Sydling’s assumptions and internal valuation pricing models (Level 3).  The gross presentation of the fair value of the Master Fund’s derivatives by instrument type is shown in Note 3, “Trading Activities.”

The Master Fund recognizes transfers into and out of the levels indicated above at the end of the reporting period.  During the periods ended June 30, 2014 and December 31, 2013, there were no transfers amongst Levels 1, 2 and 3 of the valuation hierarchy.

The following is a summary of the Master Fund’s investments at fair value.  The inputs or methodology used for valuing derivative instruments are not necessarily an indication of the risk associated with investing in those derivative instruments.

ASSET TABLE (Unaudited)

Description	Total Fair Value at June 30, 2014	Level 1	Level 2	Level 3
Future Options Purchased	$10,598,260	$10,598,260	$—	$—
Total Assets	$10,598,260	$10,598,260	$—	$—

LIABILITIES TABLE (Unaudited)

Description	Total Fair Value at June 30, 2014	Level 1	Level 2	Level 3
Future Options Written	$(2,602,136)	$(2,602,136)	$—	$—
Futures Contracts	$(6,572,831)	$(6,572,831)	$—	$—
Total Liabilities	$(9,174,967)	$(9,174,967)	$—	$—

ASSET TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Purchased	$8,382,120	$8,382,120	$—	$—
Futures Contracts	$1,717,472	$1,717,472	$—	$—
Total Assets	$10,099,592	$10,099,592	$—	$—

LIABILITIES TABLE

Description	Total Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Future Options Written	$(5,878,520)	$(5,878,520)	$—	$—
Total Liabilities	$(5,878,520)	$(5,878,520)	$—	$—

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

Investment in Master Fund. The Fund records its investment in the Master Fund at fair value and is represented by the Fund’s proportionate interest in the capital of the Master Fund at June 30, 2014 and December 31, 2013.  Valuation of securities held by the Master Fund is discussed in the Notes to the Master Fund’s financial statements.  The Fund records its pro rata share of the Master Fund’s income, expenses and realized and unrealized gains and losses.  The performance of the Fund is directly attributable to the performance of the Master Fund.  The Fund records its subscription and withdrawal of the capital account related to its investment in the Master Fund on the transaction date.  The Master Fund will adjust the capital account of the Fund.  Brokerage, clearing and transaction fees are incurred by the Master Fund and are reflected in the pro rata allocation received by the Fund from the Master Fund.

Subscriptions Received in Advance. Subscriptions received in advance represent amounts paid by the non-managing Members for a percentage ownership into the Fund which have not yet been added as Members’ capital as of June 30, 2014 and December 31, 2013. The amount paid is held as cash in the Fund’s escrow account and represents the cash on the Fund’s Statements of Financial Condition.

Redemptions Payable.  Pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, capital withdrawals effective June 30, 2014 and December 31, 2013 have been reflected as redemptions payable in the Statements of Financial Condition.

Income Taxes. The Fund is classified as a partnership for U.S. federal income tax purposes, and the Fund will not pay U.S. federal income tax.  As a result, no income tax liability or expense has been recorded in the financial statements.

Sydling has analyzed the Master Fund’s tax positions for the open tax period and has concluded that no provision is required in the Master Fund’s financial statements.  The Master Fund recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in its Statements of Income.  For the periods ended June 30, 2014 and December 31, 2013, the Master Fund did not incur any interest or penalties.

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

7.              Subsequent Events

Sydling has evaluated the impact of all subsequent events on the Fund through the date of the filing.  Subsequent to June 30, 2014, additional subscriptions were received from the non-managing Members totaling $260,000.  Subsequent to June 30, 2014, redemptions of $7,266,694 will be paid to the non-managing Members.  Sydling has determined that there were no additional subsequent events requiring recognition or disclosure in the financial statements.

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

For the six months ended June 30, 2014 and 2013, the Master Fund’s average margin to equity ratio was 2.58% and 2.37%, respectively.

The Fund’s capital consists of the capital contributions of the Members as increased or decreased by income/(loss) from its investment in the Master Fund and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, the Fund’s capital decreased 20.56% from $155,211,763 to $123,299,455. This decrease was attributable to a net loss from operations of $5,978,758, coupled with the redemptions of Redeemable Units resulting in an outflow of $27,110,550, which was partially offset by subscriptions for Redeemable Units totaling $1,177,000. Future redemptions from the Fund could impact the amount of funds available for investment in the Master Fund in subsequent periods.

The Master Fund’s capital consists of the capital contributions of the investors of the Master Fund as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, withdrawals of interest from the Master Fund and distributions of profits, if any.

For the six months ended June 30, 2014, the Master Fund’s capital decreased 20.56% from $155,211,763 to $123,299,455. This decrease was attributable to a net loss from operations of $4,383,104, coupled with the withdrawal of interest in the Master Fund resulting in an outflow of $28,706,204, which was partially offset by subscriptions for interest in the Master Fund totaling $1,177,000. Future withdrawals from the Master Fund can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Fund’s second quarter of 2014, the net asset value per Redeemable Unit decreased 2.59% from $810.45 to $789.49. The Fund, for its own account, through its investment in the Master Fund, experienced a net trading loss before brokerage fees and related fees in the second quarter of 2014 of $1,351,111. Losses were primarily attributable to the Master Fund’s trading of commodity futures in IPE Brent Crude Oil, WTI Crude Oil and NYMEX Natural Gas and were partially offset by gains in RBOB/gasoline and NYMEX Heating Oil.

The AAA Energy Fund experienced losses from a short bias in oil primarily expressed through Brent which offset gains from gasoline and distillate. The Fund tried to take advantage of a move in refining margins through both long distillate and gasoline cracks versus Brent. The strategy benefited from the long gasoline crack but experienced losses from the distillate crack position despite fundamentals:  petroleum products saw increasing demand while stock piles continued to stay at year over year deficit and multi-year lows. Additionally, geopolitical conflicts, primarily in the Middle East, resulted in high oil prices hurting the Fund’s short Brent exposure. Towards quarter end, the Fund opportunistically increased the Brent shorts to take advantage of price retracement combined with call options intended to protect the portfolio if prices continued to rise. This structure helped offset some of the earlier Brent losses.

Contribution from natural gas positions was approximately flat. The Fund entered April long natural gas and maintained exposure through the end of the month. A consistent upward trajectory from a supportive storage situation and steady weather adjusted gas burn pushed prices higher. The Fund continued to express a long posture in May due to both a seasonal trend and fundamental reasons. The supply picture continued to show weakness pointing to low storage by the end of October and injection was off to a slow start. However, prices declined through most of the month and the long position was reduced then neutralized. The Fund held a small long biased exposure at quarter end, but low volatility persisted and a lack of directional clarity kept the position muted.

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

The Fund declined last quarter as positions in IPE Brent Crude Oil, RBOB/gasoline, and NYMEX Crude lost money. Short Brent and WTI crude had small losses each month despite a big surplus in US and global crude stocks. WTI crude rallied to fresh 2013 highs during June as refinery runs increased, modest Cushing stock was drawn down and ongoing expectations that infrastructure additions will create pipeline/rail takeaway capacity. The rally in WTI hurt the short positions more than it benefited the funds dated long positions. Small positions in heating oil and RBOB/gasoline cost the portfolio slightly. European gasoil crack spreads versus WTI generated strong returns given a surplus of refined product stocks and weaker demand. An increase in global refinery capacity and US and global refinery runs coupled with poor global demand and weaker margins caused prices to weaken. Short structures in NYMEX Natural Gas also added to returns as prices drifted lower. Production is still ahead of last year and supply/demand balance led prices lower. Fuel switching continues to be low at current prices, but there is evidence that a further decline in prices cause fuel switching back away from coal to natural gas.

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

Brokerage fees are calculated as a percentage of the Fund’s capital account balance at the Master Fund as of the end of each month and are affected by trading performance and redemptions.  Brokerage, clearing and transaction fees of the Master Fund for the three months ended June 30, 2014 and 2013 were $1,233,583 and $2,320,356, respectively.  Brokerage, clearing and transaction fees of the Master Fund for the six months ended June 30, 2014 and 2013 were $2,588,653 and $4,739,705, respectively.  The decrease in brokerage, clearing and transaction fees for the three and six months ended June 30, 2014 is due to lower average net assets as compared to the corresponding periods in 2013.

Advisory fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Advisory fees of the Fund for the three months ended June 30, 2014 and 2013 were $503,345 and $890,545, respectively.  The calculation of advisory fees for the three months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $134,225,131 and $237,478,694, respectively.  The decrease in advisory fees for the three months ended June 30, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Advisory fees of the Fund for the six months ended June 30, 2014 and 2013 were $1,062,366 and $1,813,733, respectively.  The calculation of advisory fees for the six months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $141,648,751 and $241,831,246, respectively.  The decrease in advisory fees for the six months ended June 30, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Administrative fees are paid to Sydling for administering the business and affairs of the Fund.  These fees are calculated as a percentage of the Fund’s net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions.

Administrative fees of the Fund for the three months ended June 30, 2014 and 2013 were $167,782 and $296,848, respectively.  The calculation of administrative fees for the three months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $134,225,131 and $237,478,694, respectively.  The decrease in administrative fees for the three months ended June 30, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Administrative fees of the Fund for the six months ended June 30, 2014 and 2013 were $354,122 and $604,578, respectively.  The calculation of administrative fees for the six months ended June 30, 2014 and 2013 was based on a monthly average net asset value of $141,648,751 and $241,831,246, respectively.  The decrease in administrative fees for the six months ended June 30, 2014 as compared to the corresponding period in 2013 is due to a decrease in the average net assets.

Incentive allocations to the Advisor (as the Special Member) are based on the new trading profits generated by the Advisor, allocable at the end of each quarter, as defined in the Trading Advisory Agreement between the Fund, Sydling and the Advisor. There was no incentive allocation made for the six months ended June 30, 2014 and 2013.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master Fund’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average value during the three months ended June 30, 2014 and the twelve months ended December 31, 2013. All open position trading risk exposures of the Master Fund have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, the Master Fund’s total capitalization was $123,299,455 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of June 30, 2014 was as follows:

			Three Months ended June 30, 2014 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,566,557	1.27%	$8,983,047	$1,104,664	$3,362,074
Total	$1,566,557	1.27%

* Average daily value at Risk.

As of December 31, 2013, the Master Fund’s total capitalization was $155,211,763 and the Fund owned 100% of the Master Fund. The Fund invests substantially all of its assets in the Master Fund. The Master Fund’s Value at Risk as of December 31, 2013 was as follows:

			Twelve Months ended December 31, 2013 (unaudited)
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,075,137	1.33%	$10,102,233	$1,093,732	$4,530,496
Total	$2,075,137	1.33%

* Average daily value at Risk.

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

Sydling’s President and CFO have evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, Sydling’s President and CFO have concluded that, at that date, the Fund’s disclosure controls and procedures were effective.

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

There were no changes in the Fund’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were additional subscriptions of 618.029 Redeemable Units totaling $510,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933 and Section 506 of Regulation D promulgated thereunder. These Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, Sydling relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds of net offering were used for the trading of commodity interests, including futures and option contracts.

The following chart sets forth the purchases of Redeemable Units by the Fund.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	4,623.261	$830.11	N/A	N/A
May 1, 2014 — May 31, 2014	3,717.906	$799.53	N/A	N/A
June 1, 2014 — June 30, 2014	6,069.810	$789.49	N/A	N/A
Total	14,410.977	$806.38

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

	(a)	Letter from Sydling extending the Trading Advisory Agreement for 2012, dated June 19, 2012 (filed as Exhibit 10.4(a) to the Form 10-K filed on March 28, 2013 and incorporated herein by reference).

	(b)	Amendment to the Trading Advisory Agreement between the Fund and the Advisor (filed as Exhibit 10.4(b) to the Form 10-Q filed on May 15, 2013 and incorporated herein by reference).

	(c)	Letter from Sydling extending the Trading Advisory Agreement for 2013, dated June 28, 2013 (filed as Exhibit 10.4(c) to the Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

	(d)	Letter from Sydling extending the Trading Advisory Agreement for 2014, dated June 26, 2014 (filed herein).

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

AAA ENERGY OPPORTUNITIES FUND LLC
(Registrant)

By:	Sydling Futures Management LLC

By:	/s/ Jerry Pascucci
Jerry Pascucci
President and Director

Date:	August 14, 2014